Form 10-K
FFO FINANCIAL GROUP INC
filed 1996-04-01
CIK 836819

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934[FEE REQUIRED]

                   For the Fiscal Year Ended December 31, 1995

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934[NO FEE REQUIRED]

                         Commission File Number 0-17194

                          F.F.O. FINANCIAL GROUP, INC.
             (Exact name of registrant as specified in its charter)

                 Florida                               59-2899802
        (State or other jurisdiction                (I.R.S. Employer
      of incorporation or organization)            Identification No.)

2013 Live Oak Boulevard, St. Cloud, Florida              34771-8462
  (Address of principal executive offices)              (Zip Code)

    Registrant's telephone number, including area code: (407) 892-1200

    Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:


                     Common Stock, par value $0.10 per share
                                (Title of Class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      As of March 25, 1996, the aggregate value of the 8,430,000 shares of Common Stock of the registrant issued and outstanding at such date, excluding 5,938,559 shares held by all directors, officers and affiliates of the registrant as a group, was approximately $6,228,603. This figure is based on the closing sales price of $2.50 per share of the registrant's Common Stock on March 25, 1996.

      As of March 25, 1996, there were 8,430,000 outstanding shares of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

      1. Portions of the Annual Report to Stockholders for the year ended December 31, 1995 are incorporated into Part II, Items 5 - 8 of this Annual Report on Form 10-K.

      2. Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 1996, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the registrant's fiscal year end are incorporated into Part III, Items 10-13 of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS

                                                                            Page

Part I

Item 1.          Business.............................................       1

                   F.F.O. Financial Group, Inc........................       1
                   The Association....................................       1
                   Lending Activities.................................       2
                   Mortgage-Backed Securities.........................      15
                   Investment Activities..............................      16
                   Sources of Funds...................................      18
                   Subsidiaries.......................................      21
                   Competition........................................      22
                   Employees..........................................      22
                   Regulation.........................................      22
                   Recent Legislative Developments....................      22
                   Savings and Loan Holding Company Regulations.......      23
                   Savings Institution Regulations....................      25
                   Taxation...........................................      31
                   Federal Taxation...................................      31
                   Florida Taxation...................................      34
                   Statistical Profile and Other Data.................      34

Item 2.          Properties...........................................      34

Item 3.          Legal Proceedings....................................      35

Item 4.          Submission of Matters to a Vote
                   of Security Holders................................      35

Part II

Item 5.          Market for the Registrant's Common
                   Equity and Related Stockholder Matters.............      35

Item 6.          Selected Financial Data..............................      36

Item 7.          Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations......................................      36

Item 8.          Financial Statements and Supplementary Data..........      36

                                                                            Page
Item 9.          Changes in and Disagreements with
                   Accountants on Accounting and Financial
                   Disclosure.........................................      36

Part III

Item 10.         Directors and Executive Officers
                   of the Registrant..................................      36

Item 11.         Executive Compensation...............................      36

Item 12.         Security Ownership of Certain Beneficial
                   Owners and Management..............................      37

Item 13.         Certain Relationships and Related
                   Transactions.......................................      37

Part IV

Item 14.         Exhibits, Financial Statement Schedules,
                    and Reports on Form 8-K...........................      38


Signatures............................................................      40

Exhibit Index.........................................................      41

                                     PART I

Item 1.  Business

F.F.O. Financial Group, Inc.

      F.F.O. Financial Group, Inc. (the "Holding Company") was incorporated in the State of Florida on June 6, 1988. On October 20, 1988, the Company became the unitary savings and loan holding company for First Federal Savings and Loan Association of Osceola County (the "Association") (together, the "Company"). The Company's operations are limited to ownership of the Association. The Company's executive office is located at 2013 Live Oak Boulevard, St. Cloud, Florida 34771, and its telephone number is (407) 892-1200.


The Association

      The Association is a federally chartered savings and loan association which conducts business from its headquarters and main office in Kissimmee, Florida and nine branch offices located in Central Florida. The Association was founded in 1934 as a mutual savings and loan association. On October 20, 1988, the Association converted to a federally chartered stock association. The Association's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits through the Savings Association Insurance Fund ("SAIF"). As of December 31, 1995, the Association had consolidated assets of $301.5 million, consolidated deposits of $248.9 million, and consolidated stockholders' equity of $18.8 million.

      The principal business of the Association is to attract deposits, primarily in the form of savings deposits from the general public, and to invest these funds, together with borrowings and other funds, in loans, mortgage-backed securities, and other investments. Loans are primarily made to enable borrowers to purchase, refinance, construct or improve residential and other real estate and are secured by mortgages on the real estate. Funds are also provided for the operations of the Association through proceeds from the sale of loans, repayment of outstanding loans, proceeds from the sale and maturity of investment and mortgage-backed securities and borrowings from the Federal Home Loan Bank of Atlanta (the "FHLB of Atlanta"). The Association's operating results depend substantially on its net interest income (i.e., the difference between its interest income and interest expense), provisions for losses on loans and real estate owned, other income (including gains and losses on the sale of investment and mortgage-backed securities and loans, and fees from lending and deposit operations), other expenses, and income taxes. Net interest income is determined primarily by interest rate spread and the relative amounts of interest-earning assets (primarily loans, mortgage-backed securities, and other investments) and interest-bearing liabilities (primarily deposits and borrowings). The Association is subject to certain restrictions on its operations. See "Restrictions on Operations" below.

      The Association has one wholly-owned subsidiary: Gulf American Financial Corporation ("GAFC"). GAFC, which previously made commercial construction loans, ceased operations in 1994 and transferred its remaining assets and liabilities to the Association. GAFC owns Gulf American SBL, Inc. ("Gulf American"), which was an approved U.S. Small Business Administration ("SBA") lender. Gulf American ceased operations in December 1992, when it sold its SBA license and approximately $27.0 million of SBA loans and servicing rights relating to $117.0 million of SBA loans. The remaining net assets of Gulf American were transferred to the Association in 1994. At December 31, 1995, the Association's assets included $5.0 million of loans and $544,000 of real estate owned originated by Gulf American (attributable primarily to the nonguaranteed portion of SBA loans).

Lending Activities

      General. At December 31, 1995, the Company's loans held for sale and net loan portfolio totaled $184.0 million, representing approximately 61.0% of its $301.5 million of total assets at that date. The principal categories of loans include conventional residential mortgage loans, multifamily residential loans, nonresidential real estate loans, loans which are insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Department of Veterans Affairs ("VA"), residential construction loans, SBA-guaranteed loans, and consumer loans.

      As a federally chartered savings and loan association, the Association has general authority to originate and purchase loans secured by real estate located throughout the United States. Notwithstanding this nationwide lending authority, substantially all of the mortgage loans in the Association's portfolio are secured by properties located in Florida, with the majority of such loans secured by property located in Osceola, Brevard, and Orange Counties, Florida. Moreover, substantially all of the Association's nonmortgage loan portfolio consists of loans made to residents and businesses located in Florida.

      The Association is permitted by law to invest without limitation in residential mortgage loans and up to 400% of its total capital in loans secured by nonresidential real estate. The Association may also invest in secured and unsecured consumer loans in an amount not to exceed 35% of the Association's total assets; however, such 35% limit may be exceeded for certain types of consumer loans such as home equity, property improvement, mobile home loans and education loans. In addition, the Association may invest up to 10% of its total assets in secured and unsecured loans for commercial, corporate, business or agricultural purposes.

     From time to time, the Association engages in loan participation transactions with other financial institutions. As a part of such participation activity, the Association may participate loans to, or otherwise participate in loans from, Republic Bank, a commercial bank headquartered in Clearwater, Florida. Mr. William R. Hough (a director and principal shareholder of the Company) is a director of Republic Bank and is its principal shareholder. Mr. Alfred T. May (Chairman of the Board of the Company and the Association) is a director of Republic Bank. See "Regulation -- Savings and Loan Holding Company Regulations -- Transactions with Affiliates."

     Loan Portfolio Composition. The following table sets forth the composition of the Association's loan portfolio at the dates indicated (dollars in thousands):

                                  December 31,
                                    1995                  1994                      1993
                            -------------------------------------------------------------------
                                          % of                  % of                     % of
                             Amount      Total     Amount      Total        Amount      Total
                            --------   --------   -------    --------    ---------      ------

First mortgage loans:
Conventional 1-4 family
  residential(1)            $ 78,680      45.37%  $56,039       32.94%     $53,208       32.39%
FHA and VA                    11,529       6.65     9,698        5.70        8,013        4.88
Multifamily residential       18,576      10.71    45,700       26.86       48,614       29.60
Land                           6,476       3.74     6,397        3.76        7,776        4.73
Other nonresidential          26,927      15.53    26,789       15.74       28,644       17.44
Construction residential      10,288       5.93     9,469        5.56        2,081        1.27
                            --------   --------   -------    --------    ---------      ------

Total mortgage loans         152,476      87.93   154,092       90.56      148,336       90.31
                            --------   --------   -------    --------    ---------      ------

Deposit account loans            868        .50       882        0.52        1,061        0.65
Credit cards                   2,637       1.52     4,085        2.40        4,894        2.98
Consumer loans                13,717       7.91     5,757        3.38        2,719        1.65
SBA loans (2)                  3,633       2.10     5,226        3.08        7,119        4.33
Home improvement loans            76        .04       102        0.06          132        0.08
                            --------   --------   -------    --------    ---------      ------
Total other loans             20,931      12.07    16,052        9.44       15,925        9.69
                            --------   --------   -------    --------    ---------      ------

Total loans                  173,407      100.0   170,144      100.00%     164,261      100.00%
                            --------   ========   -------    ========    ---------      =======

Deduct:
Loans in process               6,880                5,549                      656
Deferred origination fees
  and deferred gains on
  sale of SBA loans              199                  326                      488
Allowance for loan losses      5,138                8,207                    9,333
                              ------               ------                   ------

Total deductions              12,217               14,082                   10,477
                              ------               ------                   ------

Loans receivable - net      $161,190              156,062                  153,784
                            ========              =======                  =======

- - ------------------------
(1)Excludes $22.2 million, $6.6 million, and $9.5 million in loans held for sale as of December 31, 1995, 1994 and 1993, respectively.
(2)Excludes $600,000, $1.3 million, and $1.8 million in loans held for sale as of December 31, 1995, 1994 and 1993, respectively.

                                             December 31,
                                         1992                     1991
                             --------------------------------------------------
                                                 % of                     % of
                                Amount          Total    Amount          Total

First mortgage loans:
Conventional 1-4 family
  residential (1)             $ 28,055          15.71% $ 42,930          18.61%
FHA and VA                      16,563           9.27    20,073           8.70
Multifamily residential         54,554          30.54    44,584          19.32
Land                            14,442           8.08    29,851          12.94
Other nonresidential            38,008          21.28    49,141          21.30
Construction residential         6,926           3.88    17,359           7.53
Construction nonresidential       --          --          1,818            .79
                              --------      ---------  --------      ---------

Total mortgage loans           158,548          88.76   205,756          89.19
                              --------      ---------  --------      ---------

Deposit account loans            1,359            .76     1,854            .80
Credit cards                     5,788           3.24     6,045           2.62
Consumer loans                   6,529           3.66     9,561           4.15
SBA loans (2)                    6,124           3.43     7,056           3.06
Home improvement loans             272            .15       410            .18
                              --------      ---------  --------      ---------
Total other loans               20,072          11.24    24,926          10.81
                              --------   ---------     --------      ---------

Total loans                    178,620         100.00%  230,682         100.00%
                              --------      =========  --------       =========
Deduct:
Loans in process                 2,310                   4,034
Deferred origination fees
  and deferred gains on
  sale of SBA loans              1,326                   1,478
Allowance for loan losses        6,427                   8,296
                              --------               ---------

Total deductions                10,063                  13,808
                              --------               ---------

Loans receivable - net        $168,557                $216,874
                              ========               =========

- - ------------------------

(1) Excludes $59.9 million and $53.4 million in loans held for sale as of December 31, 1992 and 1991, respectively.

(2)Excludes $2.8 million and $4.6 million in loans held for sale as of December 31, 1992 and 1991, respectively.

     Origination and Sale of Loans. Applications for all types of loans are taken at the Association's branch offices. Residential loan applications are primarily attributable to referrals from builders and real estate brokers, existing customers and, to a lesser extent, walk-in customers. Consumer loans are primarily obtained through existing customers.

     Applications   are   obtained  by  full-time   employees   located  at  the
Association's branch offices. Loan applications are processed, and all underwriting is done at the Association's main office or its loan production office in Maitland, Florida. The Association believes that its centralized approach to approving loan applications allows it to process and approve applications faster and with greater efficiency.

     The Association has established various levels of review and approval of loans. Under current Association loan policies, most first mortgage loans are approved by certain designated officers or the Association's underwriter. Mortgage loans on commercial real estate, nonconforming residential loans, loans to employees, and loans to a single borrower of $500,000 or more (individually or in the aggregate) require approval by the Loan Committee of the Board of Directors. Consumer loans may be approved by certain designated officers up to $50,000 secured and $15,000 unsecured. Consumer loans in excess of these amounts require approval by the Board of Directors' Loan Committee.

     Substantially all of the Association's nonconstruction one-to-four family residential first mortgage loans are originated under terms and conditions which will facilitate their sale in the secondary mortgage market. In recent years, the Association has sold a portion of the fixed-rate residential loans in the portfolio while retaining the servicing of such loans. In recent years the Association has sold substantially all non-construction fixed-rate one-to-four family residential loans originated to the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA"), and other institutional purchasers. Generally, such loans are sold as whole loans or through securitization. Although such sales have in the past consisted primarily of fixed-rate loans, the Association has on occasion sold adjustable-rate loans ("ARMs"). Such loan sales are intended to increase the Association's noninterest income and assist the Association in better matching the maturities and interest-rate sensitivity of its assets and liabilities. Prior to 1992, Gulf American also engaged in significant loan sales activity. Gulf American generally sold the guaranteed portion of the SBA loans it originated, retaining the portion not covered by the SBA guaranty. As of December 31, 1995, the Association had $22.2 million in fixed-rate one-to-four family first mortgage loans held for sale and $600,000 in SBA loans held for sale.

     The Company's loan originations increased in 1995 compared to prior periods primarily due to increased loan demand. In addition, the Association continued to increase its holdings of fixed-rate residential mortgages to increase the amount of its interest-earning assets. During the fourth quarter of 1994, in consideration of the decision to hold increased levels of fixed-rate loans in its portfolio, the level of residential origination volumes, and a capital infusion of $5.2 million in September 1994, the Company modified its policy regarding residential loans held- for-sale. Prior thereto, the Company included all permanent fixed-rate one-to-four family residential loans (regardless of the date of origination) in the held-for-sale portfolio. The possibility that such loans could be sold provided an additional alternative for the Company to increase its capital. Since the infusion of the $5.2 million in additional capital in September 1994 and in order to reflect its intent to increase total interest-earning assets, the Company modified its policy such that only loans originated within the past 12 months are classified as held-for-sale. With regard to the decision to increase holdings of fixed-rate residential mortgages, although such fixed-rate loans in general tend to increase an institution's sensitivity to interest rate risk, the Company anticipates that the increase in the level of fixed-rate loans held will result in a more balanced overall interest rate sensitivity for the Association.

     As of December 31, 1995, the Association serviced $89.6 million of loans for others. The Association's portfolio of loans serviced for others generally consists of loans on one-to-four family residential properties located in the State of Florida that have been sold to FHLMC, FNMA, and other institutional lenders, and loans made on various types of commercial properties located throughout the southeastern United States that are partially guaranteed by the SBA. None of the loans were sold with recourse to the Association.

     The  following  table  shows  total  loans  originated,   sold  and  repaid
(including loans held for sale) during each of the years in the three year period ended December 31, 1995 (dollars in thousands).

                                                   December 31,
                                          1995        1994     1993
                                          --------   -----     ----

Originations:
    Residential real estate loans         $63,807    31,867    31,169
    Nonresidential real estate loans        6,745     3,858       524
    Consumer and other loans               11,328     5,273     1,423
                                          -------   -------   -------

         Total loans originated            81,880    40,998    33,116
                                          -------   -------   -------

Sales and principal reductions:
    Loans sold                              8,919    10,008    50,939
    Loan principal reductions              52,408    30,978    47,933
                                          -------   -------   -------

         Total loans sold and
             principal reductions          61,327    40,986    98,872
                                          -------   -------   -------

Increase (decrease) in loans receivable
    (before net items)                    $20,553        12   (65,756)
                                          =======   =======   =======

     Residential Real Estate Loans. Historically, savings institutions such as the Association have concentrated their lending activities on the origination of permanent loans secured primarily by first mortgage liens on existing residential real estate. At December 31, 1995, $108.8 million or 62.7% of the Company's total loan portfolio consisted of such loans. Of this amount, $90.2 million consisted of one-to-four family residential loans (excluding $22.8 million which were deemed held for sale at such date) and $18.6 million consisted of multifamily residential loans, including adult congregate living facilities ("ACLFs").

     Residential ARMs currently originated by the Association have up to 30-year terms and an interest rate which adjusts annually based upon changes in an index, plus a margin. Such indices are based on the weekly average yield of the one-year, three-year, or five-year U.S. Treasury securities adjusted to a constant maturity, as made available by the Federal Reserve Board. There is generally a 1% to 2% cap on any increase or decrease in the interest rate per annum, and there is generally a limit of 4% to 6% on the amount that the interest rate can adjust over the life of the loan. Although the Association generally offers discounts of 1% to 3% on the interest rate on its ARMs during the first year of the mortgage loan for competitive reasons, the Association determines a borrower's ability to pay at the higher of 200 basis points above the initial interest rate or a minimum of 7.00%.

     ARMs decrease the risks associated with changes in interest rates, but involve other risks because as interest rates increase the underlying payments by the borrower increase, thus increasing the potential for default. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates.

     The Association continues to originate fixed-rate residential mortgage loans with terms up to 30 years in order to provide a full range of products to its customers. Substantially all such loans are originated under terms, conditions and documentation which make them eligible for sale to FHLMC, FNMA and other secondary market investors. Although these loans generally provide for repayments of principal over a fixed period of 15 to 30 years, it has been the Association's experience that because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.

     Multifamily real estate loans totaled $18.6 million or 10.7% of the Association's total loan portfolio at December 31, 1995. These loans possess a greater risk of collectibility compared with one-to-four family residential property lending due to the higher loan amounts relative to the number of borrowers, and the dependency on income production of the real estate. These loans generally are more costly to resolve or work out than one-to-four family loans. The payments experienced on such loans also are typically dependent on the successful operation of the real estate project. Further, multifamily loans can be significantly impacted by supply and demand conditions in the market, and as such, may be subject to a greater extent to adverse conditions in the general economy. To minimize these risks, the Association generally originates multifamily loans of no more than $500,000 secured by property in its primary market area. In addition, the Association examines whether the property securing the loan will generate sufficient cash flow to adequately cover operating expenses and debt service payments. Permanent multifamily residential real estate loans currently are made at a loan-to-value ratio of 75% or less.

     FHA and VA Lending. In early 1991, the Association began to originate single-family loans made pursuant to the FHA insurance programs under the National Housing Act, and loans made pursuant to the VA program under the Serviceman's Loan Guaranty Readjustment Act of 1944. The Association originated an aggregate of $10.4 million and $4.7 million of FHA and VA loans during 1995 and 1994, respectively. The addition of these single-family lending programs has enabled the Association to continue to expand the product range offered to its customers. Substantially all of such loans originated are sold in the secondary market. See " Origination, Purchase and Sale of Loans."

     Nonresidential Real Estate Loans. Nonresidential real estate loans originated by the Association are primarily secured by strip shopping centers, office buildings, unimproved land and building lots, warehouses, hotel/motel properties and churches located within the Association's primary market area. Although terms are determined and may vary on a case-by-case basis, nonresidential real estate loans secured by existing properties generally have amortization schedules of 25 to 30 years, but require a balloon payment after either three or five years and may have either fixed or adjustable interest rates. The Association originally became involved in such activity in order to increase the yield and interest rate sensitivity of its loan portfolio. The Association is originating limited amounts of commercial real estate loans (other than loans to finance the sale of real estate acquired by the Association by foreclosure or deed in lieu thereof).

     Nonresidential real estate lending is generally considered to involve a higher level of risk than single-family residential lending due to the concentration of principal in a limited number of loans and borrowers, and the dependency on income production or future development of the real estate. The nature of these loans is also such that they are generally more difficult to evaluate and monitor, and are more costly to resolve or work out than residential real estate loans. Nonresidential loans amounted to $26.9 million or 15.5% of the Association's total loan portfolio at December 31, 1995.

     Construction Loans. Construction loans amounted to $10.3 million or 5.9% of the Association's total loan portfolio at December 31, 1995. Such amount was for the construction of single-family residential properties. The Association has historically provided fixed-rate and adjustable-rate residential construction loans primarily to selected local developers with whom the Association is familiar and who have a record of successfully completing projects and, to a lesser extent, to individuals building their primary or secondary residence. Generally, loans to both individuals and developers are made with terms of six to eighteen months, depending on the magnitude of the project. With respect to individuals, the construction loan is generally made in connection with the granting of the permanent financing on the property. Such loans convert to permanent loans at maturity or upon completion of construction, whichever occurs first.

     The Association has in the past offered adjustable-rate loans with terms of up to 18 months for the construction of commercial properties such as office buildings and shopping centers. Advances on these loans were generally made on a percentage of completion basis, usually consisting of four or more draws. There were no such construction loans outstanding at December 31, 1995.

     Construction loans afford the Association the opportunity to increase the interest rate sensitivity of its loan portfolio and, with respect to nonresidential properties, to receive higher yields than those obtainable on single-family residential loans. These higher yields correspond to the higher risks associated with construction loans. Construction lending (especially commercial construction lending) is generally considered to involve a higher degree of risk than long-term financing on improved, owner-occupied real estate. Risk of loss on construction loans is dependent largely upon the accuracy of the initial appraisal of the property's projected value at completion of construction as well as the estimated cost of construction, including interest. During the construction phase, a number of factors could result in delays and cost overruns. If either estimate proves to be inaccurate and the borrower is unable to provide additional funds, the lender may be required to advance funds beyond the amount originally committed to permit completion of the project and/or be confronted at the maturity of the construction loan with a project whose value is insufficient to assure full payment.

     SBA-guaranteed Loans. At December 31, 1995, SBA loans amounted to $3.6 million or 2.10% of total loans (excluding $600,000 of SBA loans deemed held for sale at such date). The Association may continue to originate, on a limited basis, SBA loans.

     Consumer and Other Loans. The Association offers certain types of consumer loans in order to provide a full range of financial services to its customers. Consumer and other loans, which totaled $17.3 million or 10.0% of total loans at December 31, 1995, generally have shorter terms and higher interest rates than mortgage loans and generally involve more risk than single-family residential mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral.

     The consumer and other loans offered by the Association include credit cards, loans for the purchase of both new and used automobiles and boats, deposit account loans, home improvement and home equity loans. The Association also makes unsecured consumer loans to individuals who are established customers of the Association. Credit lines are also offered on a secured (usually by real estate) basis.

     Regulatory Requirements and Underwriting Policies. Under Federal regulations, the Association was prohibited, after August 9, 1989, from making real estate loans to one borrower including related entities in excess of 15% of its unimpaired capital and surplus except for loans not to exceed $500,000. This 15% limitation resulted in a dollar limitation of approximately $2.8 million at December 31, 1995. As of such date, the Association had two borrowers whose total indebtedness exceeded that limit. While the Association is not required to reduce or divest the loans because they existed on August 9, 1989, the Association is unable to extend additional credit to these borrowers, and will have very limited authority to amend or modify the existing terms on these loans. As of December 31, 1995, loans to the Association's two largest borrowers and related entities amounted to $9.9 million and $5.0 million. The $9.9 million group of loans consists of three loans secured by multifamily properties located in Central Florida. The $5.0 million group of loans consists of three loans for warehouse and office space in Central Florida. All such loans are performing in accordance with their current contracts.

     The Association is permitted to lend up to 100% of the appraised value of the real property securing a loan; however, if the amount of a residential loan originated or refinanced exceeds 90% of the appraised value, the Association is required by federal regulation to obtain private mortgage insurance on the portion of the principal amount of the loan that exceeds 80% of the appraised value of the secured property. Pursuant to underwriting guidelines adopted by the Board of Directors, private mortgage insurance must be obtained on residential loans for which loan-to-value ratios exceed 80%. The Association generally lends up to 95% of the appraised value of one- to four-family, owner-occupied residential dwellings when the required private mortgage insurance is obtained. With respect to construction loans for owner-occupied properties made in connection with permanent financing, the Association generally lends up to 95% of the appraised value (as completed). For residential construction loans issued to developers, the loan-to-value ratio is limited to 75%. While no statutory requirements are set out for SBA loan collateral, most of the Association's SBA loans are secured by real estate.

     Effective March 19, 1993, all financial institutions were required to adopt and maintain comprehensive written real estate lending policies consistent with safe and sound banking practices. These lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies adopted by the Federal banking agencies, including the OTS, in December 1992 ("Guidelines"). The Guidelines set forth uniform regulations prescribing standards for real estate lending. Real estate lending is defined as extensions of credit secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate, regardless of whether a lien has been taken on the property.

     The policies must address certain lending considerations set forth in the Guidelines, including loan-to-value ("LTV") limits, loan administration procedures, underwriting standards, portfolio diversification standards, and documentation, approval and reporting requirements. These policies must also be appropriate to the size of the institution and the nature and scope of its operations, and must be reviewed and approved by the institution's board of directors at least annually. The LTV ratio framework, with a LTV ratio being the total amount of credit to be extended divided by the appraised value of the property at the time the credit is originated, must be established for each category of real estate loans. If not a first lien, the lender must combine all senior liens when calculating this ratio. The Guidelines, among other things, establish the following supervisory LTV limits: raw land (65%); land development (75%); construction (commercial, multifamily and nonresidential) (80%); improved property (85%); and one- to four-family residential (owner occupied) (no maximum ratio; however the Guidelines state that any LTV ratio in excess of 90% should require appropriate insurance or readily marketable collateral).

     Certain institutions can make real estate loans that do not conform with the established LTV ratio limits up to 100% of the institution's total capital. Within this aggregate limit, total loans for all commercial, agricultural, multifamily and other non-one- to four-family residential properties should not exceed 30% of total capital. An institution will come under increased supervisory scrutiny as the total of such loans approaches these levels. Certain loans are exempt from the LTV ratios (e.g. those guaranteed by a government agency, loans to facilitate the sale of real estate owned and loans renewed, refinanced or restructured by the original lender(s) to the same borrower(s) where there is no advancement of new funds, etc.).

     All of the Association's lending is subject to its written, nondiscriminatory underwriting standards and to loan origination procedures prescribed by the Association's Board of Directors. In the loan approval process, the Association assesses both the borrower's ability to repay the loan and the adequacy of the proposed security. In connection therewith, the Association requires an appraisal of the secured property and information concerning the income, financial condition, employment and credit history of the applicant. Loans must be approved at various management levels, including by the Loan Committee and the Board of Directors of the Association, depending on the amount and type of the loan. Commercial construction loans and commercial real estate loans as well as SBA loans are also evaluated based on debt service coverage provided by existing or projected cash flows.

     The Association requires title insurance insuring the priority of its lien, as well as fire and extended coverage casualty insurance in order to protect the developed properties securing its real estate loans. Borrowers must also obtain flood insurance coverage when the property is in a flood plain as designated by the Department of Housing and Urban Development. Borrowers may be required to advance funds on a monthly basis together with each payment of principal and interest to a mortgage loan account from which the Association makes disbursements for items such as real estate taxes and hazard insurance premiums as they become due.

     Loan Fee Income. In addition to interest earned on loans, the Association receives income from fees in connection with loan originations, loan modifications, late payments, prepayments and for miscellaneous services related to its loans. Income from such activities varies with the volume and type of loans made as well as competitive conditions.

     The Association charges loan origination fees which are calculated as a percentage of the amount borrowed. Loan origination fees generally amount to 1% to 2% of the amount borrowed in the case of a mortgage loan. Loan origination fees are not obtained in connection with consumer loans.

     The Association accounts for loan fees in accordance with Statement of Financial Accounting Standards No. 91 ("FAS 91"), "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." FAS 91 requires that loan fees, net of certain specific incremental direct loan origination costs, be deferred and accreted into income over the life of each loan as a yield adjustment. However, upon sale of a loan, the deferred fees related thereto are recognized into income.

     Nonperforming Loans and Real Estate Owned. When a borrower fails to make a required payment on a loan, the Association attempts to cure the deficiency by contacting the borrower and seeking payment. Initial contact is generally made on the fifteenth day after a payment is due. If a delinquency extends beyond 30 days, the loan and payment history is reviewed and measures may be instituted to remedy the default. While the Association generally prefers to work with borrowers to resolve such problems, it does institute foreclosure and other proceedings, including deed in lieu of foreclosure, as necessary, to minimize any potential loss. Loans are placed on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. The Association generally does not accrue interest on loans more than 90 days past due unless the estimated fair value of the collateral and active collection efforts ensure full recovery.

     Property acquired by the Association as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned ("REO"). When a property interest is acquired, it is recorded at the lower of fair value (less estimated selling costs) or the principal balance of the related loan on the property at the date of acquisition. Costs incurred for the improvement or development of such property are capitalized, while costs relating to holding the property are charged to operations.

     The following table sets forth information regarding nonaccrual loans, loans which were 90 days or more delinquent but on which the Association was accruing interest, loans which have been restructured due to financial difficulties with the borrowers, and REO held by the Association as of each of the dates shown (dollars in thousands):

                                                                  December 31,

                                               1995        1994      1993       1992       1991
                                               ----        ----      ----       ----       ----
Nonperforming loans:
   Nonaccrual loans:
     Single family residential               $   887        371      1,293      1,541        601
     Multifamily residential                    --         --          470     12,402      1,319
     Improved and unimproved land                414        214       --          211      7,907
     Commercial real estate                      623      2,178        305      1,015        578
     SBA loans                                   751        588        382         66        694
     Consumer loans                             --           12        143        134         90
                                             -------    -------    -------    -------    -------
          Total                                2,675      3,363      2,593     15,369     11,189
                                             -------    -------    -------    -------    -------

   Accruing Loans 90 Days
     or more Past Due:
     SBA loans                                  --         --         --        1,290        940
                                             -------    -------    -------    -------    -------
          Total                                 --         --         --        1,290        940
                                             -------    -------    -------    -------    -------

   Troubled Debt Restructured:
     Multifamily residential                   4,890     10,424     10,823     11,220      6,627
     Construction properties and
         improved and unimproved land           --         --         --         --        1,700
                                             -------    -------    -------    -------    -------
          Total                                4,890     10,424     10,823     11,220      8,327
                                             -------    -------    -------    -------    -------

          Total nonperforming loans            7,565     13,787     13,416     27,879     20,456
                                             -------    -------    -------    -------    -------

Real estate owned:
     Single family residential                    38         86      1,687      2,706        460
     Multifamily residential`                  2,651       --         --         --        4,140
     Improved and unimproved land              1,278      6,171      4,561     10,144      9,481
     Commercial real estate                      515      2,255      7,799      3,882      6,538
     SBA loans                                  --          415      1,237      9,008      9,831
                                             -------    -------    -------    -------    -------
           Total real estate owned             4,482      8,927     15,284     25,740     30,450
                                             -------    -------    -------    -------    -------

           Total nonperforming assets        $12,047     22,714     28,700     53,619     50,906
                                             =======    =======    =======    =======    =======

Nonperforming Assets to Total Assets            4.00%      8.96%     11.51%     17.36%     13.84%
                                             =======    =======    =======    =======    =======

Allowance for Loan Losses                      5,138      8,207      9,333      6,427      8,296
Allowance for REO Losses                       1,124      2,873         62      1,470      2,902
                                             -------    -------    -------    -------    -------

           Total allowance for losses        $ 6,262     11,080      9,395      7,897     11,198
                                             =======    =======    =======    =======    =======

Total allowance for losses as a percentage
  of total nonperforming assets                51.98%     48.78%     32.74%     14.73%     22.00%

Allowance for loan losses as a percentage
  of nonperforming loans                       67.92%     59.53%     69.57%     23.05%     40.56%

      During 1995, 1994, and 1993, interest income that would have been recorded under the original terms of such loans and the interest income actually recognized are summarized below (in thousands):

                                Year Ended December 31,
                               1995      1994       1993
                               ----      ----       ----
Interest income that would
  have been recorded         $  742       971     1,165

Interest income recognized     (342)     (383)     (442)
                             ------    ------    ------

Interest income foregone     $  400       588       723
                             ======    ======    ======

      At December 31, 1995, loans on nonaccrual status totaled $2.7 million, including two commercial loans totaling $623,000. During 1995 and 1994, approximately $400,000 and $588,000, respectively, in interest income would have been recorded on loans accounted for on a nonaccrual basis and troubled debt restructurings if each loan had been current in accordance with its original contract and had been outstanding throughout the period. These amounts were not included in the Company's interest income in the respective periods.

      There were no loans which were 90 or more days past due and continued to accrue interest at December 31, 1995.

      At December 31, 1995, the Association's troubled debt restructurings totaled $4.9 million and consisted of one multifamily real estate loan. The loan is collateralized by a 172-unit apartment complex located in Seminole County, Florida. The apartment complex was appraised for $6.4 million as of the most recent appraisal in 1988. During December 1992, while the loan was delinquent, the Association allowed it to be assumed by a nonprofit organization, and reduced the interest rate from 10.75% to 7.0%. Under the restructured terms, the loan requires monthly principal and interest payments of approximately $31,000 plus a balloon payment of $4,361,000 in December 2007. The Association retained the personal guarantees of two individuals who executed the note at the time of origination. Subsequent to the date of modification, the loan has performed in accordance with the restructured terms of the contract. In conjunction with the quarterly evaluation of the reasonableness of the carrying value of this property, management has considered, among other factors, the appraisal of the property performed in 1988, the indicated valuation of the property by the nonprofit organization which assumed the loan in 1992, the location of the property and management's assessment of the current real estate valuation of similar properties in the local real estate market, management's assessment of the cash flow generated by the collateral property based on current operating information provided by the borrower, and management's assessment of the financial capacity of the two individuals whose personal guarantees also secure the loan.

      Real estate owned includes property acquired by foreclosure or deed in lieu of foreclosure. Total real estate owned decreased from $15.3 million at December 31, 1993 to $8.9 million at December 31, 1994 and $4.5 million at
December 31, 1995. The decreases were due to sales of real estate owned properties, partially offset by foreclosures and transfers to real estate owned.

      As of December 31, 1995, the Company had one single family residence in its inventory of real estate owned. Included in real estate owned at December 31, 1995 was approximately $1.3 million of improved and unimproved land. Such properties included three single family building lots and 30 undeveloped acres.

      Commercial real estate owned totaled $515,000 at December 31, 1995 and included three properties. The largest of such properties was a $368,000 commercial building in Atlanta, Georgia. The property was appraised for $825,000 in 1992.

      When a loan is transferred to real estate owned, a new appraisal of the underlying property is ordered. The Association calculates the estimated fair value of the collateral (that is, the proceeds anticipated from the sale of the collateral, less estimated selling costs), and the asset is carried at the lower of the balance of the loan transferred or the estimated fair value. While the property is held, management evaluates on at least a quarterly basis whether the estimated fair value should be adjusted due to changes in the real estate market or other factors which may in the opinion of management affect the ultimate sales price. Such evaluation may consider, among other things, current operating information available on the properties, changes in the disposition or marketing plan of individual properties, and changes in management's assessment of local real estate market values. If the revised fair value is below the current carrying value of the property, the carrying value is adjusted by a charge to earnings, and a corresponding increase in the allowance for losses on real estate owned. The Association does not generally update the appraisal unless requested by the regulatory authorities or unless management otherwise believes that an updated appraisal would be beneficial in assisting it in evaluating fair value. The Association's practice of not updating appraisals on a more frequent periodic basis may increase the risk that the Association will experience delays or discrepancies in recognizing and providing for adverse changes in the valuation of its real estate owned or other nonperforming assets. The adjustments, if any, required upon the receipt of updated appraisals could have a material adverse effect on the results of operations and financial and capital positions of the Company.

      As to new loans, current appraisals are ordered for all real estate mortgages at the time of loan submission. Otherwise, the Association does not generally order an updated appraisal unless the loan has a call or a balloon provision, in which case a new appraisal may be requested prior to reviewing the renewal, depending upon the type of property, its location and physical condition.

      Allowance for Losses on Loans and Real Estate Owned. It is the Association's policy to establish and maintain adequate reserves for losses on loans and real estate owned. At December 31, 1995, the Association had reserves for losses on loans and real estate owned amounting to $6.3 million. The management of the Association periodically reviews the adequacy of the allowance for losses on loans and real estate owned. Such review includes an analysis of the Association's historical experience, the volume and type of lending conducted by the Association, industry standards, the status of past due principal and interest payments, directives of the OTS, general economic conditions, particularly as they relate to the Association's market area, the credit condition of the borrowers, current fair market values of collateral and real estate owned and other factors related to the collectibility of the Association's loan portfolio.

      Pursuant to applicable regulations, the OTS and the FDIC have the authority to require the Association to increase its loss allowances if either agency determines that the allowances are inadequate. The estimation of appropriate levels of loss allowances is a process that involves a high degree of subjectivity, and the regulatory authorities may arrive at conclusions that differ from management's regarding the adequacy of loss allowance levels. Although management believes that the Association's loss allowances were adequate as of December 31, 1995, the Company is unable to predict whether the FDIC or the OTS will propose that the Association increase its loss allowances. Future events, such as increased interest rates, a downturn in the Florida economy, or adverse developments with respect to specific loans or other assets could also require adjustments to the Association's loss allowances. Such adjustments would likely have a material adverse effect on the Company's operating results and could have a material adverse effect on its financial condition.

      The following table summarizes activity in the Association's allowance for loan losses during each of the years in the five year period ended December 31, 1995 (dollars in thousands).


                                                                  December 31,
                                            1995         1994          1993          1992           1991
                                            ----         ----          ----          ----           ----


Allowance at beginning of year        $   8,207         9,333         6,427         8,296         4,282
                                      ---------     ---------     ---------     ---------     ---------

Charge-offs:
       Single-family residential           --             (25)         (745)       (1,362)           (2)
       Multifamily residential           (3,147)         --            --            (586)         --
       Commercial real estate loans        --            (113)         (472)       (1,779)         (299)
       SBA loans                           (442)          (16)         (409)       (5,899)       (1,127)
       Consumer loans                      --            (141)         (203)         (258)         (185)
       Land                                --             (27)         (999)         --            --
                                      ---------     ---------     ---------     ---------     ---------
            Total loans charged-off      (3,589)         (322)       (2,828)       (9,884)       (1,613)

Recoveries                                   43            62           927           424            24
                                      ---------     ---------     ---------     ---------     ---------

       Net charge-offs                   (3,546)         (260)       (1,901)       (9,460)       (1,589)

Reclassification associated with
       transfers to REO                    --            --            --            --          (1,554)
Reclassification due to adoption
       of SFAS 114 and 118                 --             537          --            --            --
Provision (credit) for loan losses
       charged to operations                477        (1,403)        4,807         7,591         7,157
                                      ---------     ---------     ---------     ---------     ---------

Allowance at end of year              $   5,138         8,207         9,333         6,427         8,296
                                      =========     =========     =========     =========     =========


Average loans outstanding (1)           174,203       167,192       217,167       269,082       308,276
Net charge-offs to average
       loans outstanding (1)               2.04%          .16%          .88%         3.52%         0.52%

Period-end total loans (1)              196,172       175,619       175,607       241,363       288,680
Ratio of allowance to
       period-end loans (1)                2.62%         4.67%         5.31%         2.66%         2.87%

- - ------------------------------------
(1)    Includes loans held for sale.

Mortgage-Backed Securities

     The Association invests in mortgage-backed securities which are insured or guaranteed by the Government National Mortgage Association ("GNMA"), FHLMC, and FNMA. Although mortgage-backed securities generally have a lower yield than loans, mortgage-backed securities increase the quality of the Association's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Association. At December 31, 1995, the Association's mortgage-backed securities were classified as either trading, available-for-sale, or held-to-maturity.

     The Board of Directors has authorized the Company to purchase and sell, from time to time, investment and mortgage-backed securities through third parties including through William R. Hough & Co. ("WRHC"), a municipal securities firm headquartered in St. Petersburg, Florida. Mr. Hough (a director and principal shareholder of the Company) is Chairman and principal shareholder of WRHC. During the years ended December 31, 1995 and 1994, the Company purchased approximately $50.6 million and $5.9 million of mortgage-backed securities and approximately $18.9 million and $24.6 million of investment securities through WRHC, respectively. During the year ended December 31, 1995, the Company also sold $14.7 million of mortgage-backed securities and $5.0 million of investment securities through WRHC. In connection with such transactions, the Company paid WRHC an aggregate of $91,509 and $20,095 in commissions during the years ended December 31, 1995 and 1994, respectively. See "Regulation -- Savings and Loan Holding Company Regulations -- Transactions with Affiliates."

     The accounting treatment for CMO's has been the subject of recent discussion among various regulatory agencies and the accounting profession. Certain CMO's are considered to be high risk mortgage derivatives because they have failed the Federal Financial Institutions Examination Council ("FFIEC") low-risk mortgage derivative test. The FFIEC test does not address credit risk, but rather indicates whether a particular CMO has a high level of exposure to interest-rate risk (that is, the security's market value may be particularly sensitive to increases or decreases in market interest rates). If a CMO security is considered to be high-risk, the security cannot be classified as held-to-maturity as the OTS or FDIC can direct that the security be sold. Each of the CMO's purchased by the Association in 1995 passed the FFIEC test at the date of acquisition and at December 31, 1995. At acquisition, all CMO's were classified as trading securities by the Association.

     At December 31, 1995, the Association had the following mortgage-backed securities classified as held-to- maturity (dollars in thousands):

                                                                               Estimated
                     Principal     Unamortized    Unearned        Amortized      Market
                      Balance      Premiums       Discounts        Cost          Value


FHLMC Certificates   $ 8,336           --           (64)            8,272       8,287
GNMA Certificates      9,463           --           (99)            9,364       9,553
                     -------        -------      -------           -------     -------

       Total         $17,799           --          (163)           17,636      17,840
                     =======        =======      =======           =======     =======

       At December 31, 1995, the Association had the following mortgage-backed securities classified as available-for-sale (dollars in thousands):

                                                                                                           Estimated
                                            Principal       Unamortized         Unearned     Amortized       Market
                                             Balance         Premiums           Discounts      Cost          Value

GNMA Certificates                            $ 33,531             473              -         34,004        34,004
FNMA Certificates                               4,599               -            (17)         4,582         4,709
Other                                           1,100               -              -          1,100         1,100
                                              -------           -----            ---          -----         -----

       Total                                 $ 39,230             473            (17)        39,686        39,813
                                              =======             ===            ====        ======        ======




       At December 31, 1995, the Association had the following mortgage-backed securities classified as trading securities (dollars in thousands):


                                                                                                          Estimated
                                            Principal        Unamortized        Unearned     Amortized       Market
                                             Balance          Premiums          Discounts      Cost          Value

FHLMC CMO's                                  $  6,021               -            (70)         5,940        5,950
FNMA CMO's                                      6,764              27           (133)         6,669        6,704
Other CMO's                                     1,000               7              -          1,007        1,021
                                              -------             ---           ----          -----        -----

       Total                                 $ 13,785              34           (203)        13,616       13,675
                                              =======              ==           =====        ======       ======

Investment Activities

     Federally chartered thrift institutions have authority to invest in various types of securities, including U.S. Treasury obligations and securities of various federal agencies, certificates of deposit at insured banks and thrift institutions, bankers' acceptances and federal funds. Subject to various restrictions, federally chartered thrift institutions may also invest a portion of their assets in commercial paper, corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered thrift institution is authorized to make directly. During 1995, the Association purchased approximately $18.9 million, and sold approximately $5.0 million of investment securities through William R. Hough & Co. Management believes that the compensation paid to William R. Hough & Co. in connection with such purchases was no less favorable to the Association than would have been paid by the Association to an unaffiliated party. See "Regulation -- Savings and Loan Holding Company Regulations -- Transactions with Affiliates."

     The following table sets forth the Company's investment securities portfolio at December 31, 1995 and 1994. At December 31, 1995, investment securities were classified as either available-for-sale or trading securities. At December 31, 1994, investment securities were classified as either held-to-maturity, available-for- sale, or trading securities.

                                                                           Gross          Gross          Estimated
                                                        Amortized         Unrealized     Unrealized       Market
                                                           Cost              Gains          Losses         Value
At December 31, 1995:
Available-for-sale:
  U.S. Government and agency obligations                   $ 9,996                23            -           10,019
                                                             =====                ==          =====         ======

Trading Securities:
  U.S. Government and agency obligations                   $ 9,359                42            -            9,401
                                                             =====                ==          =====          =====

At December 31, 1994:
Held-to-maturity:
  U.S. Government and agency obligations                   $11,947               -            (172)         11,775
  Obligations of states and other
    municipal obligations                                      525               -              -              525
                                                            ------             -----          -----         ------

                                                          $ 12,472               -            (172)         12,300
                                                            ======             =====          =====         ======
Available-for-sale:
  U.S. Government and agency obligations                  $  9,967               -            (201)          9,766
                                                            ======             =====          =====         ======

Trading Securities:
  U.S. Government and agency obligations                  $  1,986               -              (2)          1,984
                                                            ======             =====          =====         ======


  The scheduled maturities of investment securities at December 31, 1995 were as follows (in thousands):


                                                         Available-for-Sale                Trading
                                                       Amortized   Market           Amortized    Market
                                                           Cost    Value                Cost     Value

Due in one year or less                      $  9,996      10,019                   -             -
Due from one year to five years                     -           -               7,358         7,382
Due from five years to ten years                    -           -               2,001         2,019
                                             --------   ---------               -----         -----

                                             $  9,996      10,019               9,359         9,401
                                                =====      ======               =====         =====

                                       17

Sources of Funds

     Deposits obtained through the Association's branch offices have traditionally been the principal source of the Association's funds for use in lending and for other general business purposes. To a lesser extent, the Association also derives funds from amortization and prepayments of outstanding loans, sales of investment securities and loans, and borrowings from the FHLB of Atlanta and other sources, including reverse repurchase agreements.

     Deposits. The Association currently offers deposit products including passbook and statement savings and club accounts, demand accounts, NOW accounts and certificates of deposit ranging in terms from three months to ten years. Included among these deposit products are Individual Retirement Account ("IRA") certificates. Substantially all of the Association's deposits are obtained from individual and business residents of the State of Florida. The principal methods used by the Association to attract deposit accounts include offering a wide variety of products and services, competitive interest rates and convenient office locations and hours. The Association is a member of the HONOR and CIRRUS networks and currently operates automatic teller machines at all 11 of its offices, as well as one off-site location.

      The following table shows the distribution of the Association's deposits by type of deposit as of December 31, 1995, 1994, and 1993.


                                                                          December 31,
                                               1995                          1994                                1993
                                                      % of                            % of                                % of
                                        Amount    Deposits           Amount       Deposits               Amount       Deposits
                                                                          (dollars in thousands)
Noninterest-bearing                   $  13,107      5.27%           10,812          5.13%               10,055       4.77%
NOW accounts                             22,918      9.21            23,918         11.34                25,574      12.11
Passbook and statement
    savings accounts                     40,764     16.37            48,239         22.88                53,319      25.26
                                         ------     -----            ------         -----                ------      -----

                Total                    76,789     30.85            82,969         39.35                88,948      42.14
                                         ------     -----           -------         -----                ------      -----

Certificate deposits:
         3-12 months                     38,753     15.57            29,936         14.20                33,575      15.90
         13-24 months                    70,345     28.26            28,765         13.64                23,856      11.30
         25-36 months                    16,180      6.50             9,800          4.65                18,688       8.85
         37+ months                      46,869     18.82            59,362         28.16                46,051      21.81
                                        -------     -----           -------         -----                ------      -----

                Total                   172,147     69.15           127,863         60.65               122,170      57.86
                                        -------     -----           -------         -----               -------      -----

                Total deposits         $248,936    100.00%          210,832        100.00%              211,118     100.00%
                                        =======    ======           =======        ======               =======     ======


    The Association has been required by market conditions to rely increasingly on newly-authorized types of short-term certificate accounts and other types of deposit accounts that are more responsive to market interest rates than passbook accounts and fixed-rate, fixed-term certificates that were historically the Association's primary sources of deposits. In recent years, the Association has priced its deposits to be competitive with other financial institutions conducting business in its market area, but has not attempted to match the highest rates paid by competing institutions. The ability of the Association to attract and maintain deposits and the Association's cost of funds have been and will continue to be significantly affected by economic and competitive conditions.

    The following table sets forth the net deposit flows of the Association during each of the years in the three year period ended December 31, 1995. The decreases during 1994 and 1993 were primarily attributable to management's efforts to improve the Association's capital ratios by reducing its assets, restrictions imposed on the Association's business by Federal regulatory authorities, the effects of conducting business under growth restrictions in a competitive industry and the Association's financial condition during these periods, as well as investors seeking enhanced returns on investments available through mutual funds and other market alternatives.

                                                                    December 31,
                                                      1995             1994        1993(1)
                                                            (dollars in thousands)

Increase (decrease) before interest credited        $30,172         (5,950)         $(75,639)
Interest credited                                     7,932          5,664             8,294
                                                    -------          -----          --------

Net deposit increase (decrease)                     $38,104           (286)         $(67,345)
                                                     ======         =======          ========
- - -----------------------------------

(1) Includes the sale of deposits of two branch offices of approximately $23.5 million to a local financial institution in July 1993.

     The following table presents by various interest rate categories the amounts of certificate deposits as of December 31, 1995, 1994 and 1993.


                                                                                  December 31,
                                                                1995                  1994                     1993
                                                                ----                  ----                     ----
                                                                             (dollars in thousands)
       Interest Rate:

      1.00% -   3.00%                                        $     829          $      210                $  14,169
      3.01% -   4.00%                                            2,483              32,765                   45,367
      4.01% -   5.00%                                           12,962              43,789                    6,673
      5.01% -   6.00%                                           87,815              29,395                   29,950
      6.01% -   7.00%                                           59,043              17,381                   16,677
      7.01% -   8.00%                                            6,796               1,680                    2,457
      8.01% -   9.00%                                            1,824               1,982                    3,897
      9.01% -  10.00%                                              317                 342                    1,288
     10.01% -  11.00%                                               78                 319                      671
     11.01% -  12.00%                                                --                --                     1,021
                                                            -----------          ---------                ---------


                         Total                                $172,147            $127,863                 $122,170
                                                               =======             =======                  =======



                                       19

    The following table presents by various interest rate categories the amount of certificate accounts maturing during the periods reflected below (dollars in thousands):

                                                        Year Ending December 31,

                                                                                       2000 and
At December 31, 1995:                       1996        1997      1998      1999     Thereafter    Total
                                            ----        ----      ----      ----     ----------    -----

1.00% -  3.00%                          $      824        --        --         5          --         829
3.01% -  5.00%                              12,681     1,591       885        72         216      15,445
5.01% -  7.00%                             104,715    18,491    11,033     7,094       5,525     146,858
7.01% -  9.00%                                 576     1,350       500     2,130       4,064       8,620
9.01% -  11.00%                                395        --        --        --          --         395
                                          -------- --------- ---------  --------    --------   ---------

                                          $119,191    21,432    12,418     9,301       9,805     172,147
                                           =======    ======    ======     =====       =====     =======




     At December 31, 1995, the Association had $14.2 million of certificate deposits in amounts of $100,000 or more maturing as follows:


       Maturity                                           Amount
                                                   (dollars in thousands)

       Three months or less                              $ 1,899
       Over three through six months                       2,865
       Over six through 12 months                          3,518
       Over 12 months                                      5,931
                                                          ------

            Total                                       $ 14,213
                                                          ======

     As of December 31, 1995, the Association had no deposits of public funds.

     Borrowings. The Association may obtain advances from the FHLB of Atlanta upon the security of the common stock it owns in the Bank, certain of its residential mortgage loans and certain U.S. Government securities provided certain standards related to creditworthiness have been met. See "Regulation -- Savings Institution Regulations -- Federal Home Loan Bank System." Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending, as well as to assist the efforts of members to establish better asset and liability management through the extension of maturities of liabilities. As of December 31, 1995 and 1994, the Association had outstanding FHLB advances totaling $30.0 million and $21.4 million, with a weighted average interest rate of 5.85% and 6.81%, respectively.

     The following table sets forth certain information with respect to short-term borrowings at December 31, 1995, 1994 and 1993, and for each of the years in the three-year period ended December 31, 1995.

                                                       For the Year Ending
                                                           December 31,
                                                1995          1994        1993
                                                      (dollars in thousands)

FHLB advances:
  Average balance outstanding                $  2,705         8,672      10,771
  Maximum amount outstanding at
       any month-end during the year           30,000        25,000      20,000
  Weighted average interest rate
       during the year                           6.03%         4.74%       3.28%
  Weighted average interest rate
       at end of year                            5.85%         6.81%       3.39%

  Total borrowings at end of year             $30,000        21,400     $20,000


Subsidiaries

       Under Federal regulations, investments in and extensions of credit to subsidiaries engaged in activities which are not permissible for national banks must generally be deducted from the Association's regulatory capital. However, certain exemptions generally apply where (i) a subsidiary is engaged in activities permissible for national banks solely as an agent for its customers,
(ii) the subsidiary is engaged solely in mortgage-banking activities, (iii) the subsidiary is itself an insured depository institution or a company the sole investment of which is an insured depository institution acquired by the parent insured depository institution prior to May 1989, and (iv) the institution is a federal savings bank, was chartered prior to October 1982 as a federal savings bank, or acquired its principal assets for a federal savings bank chartered prior to October 1982.

     The Association has one wholly owned subsidiary: Gulf American Financial Corporation ("GAFC"). GAFC owns Gulf American SBL, Inc. ("Gulf American"), which was an approved U.S. Small Business Administration ("SBA") lender. Gulf American ceased operations in December 1992, when the Company sold Gulf American's SBA license. The remaining net assets of Gulf American were transferred to the Association in 1994. GAFC, which previously made conventional commercial loans and commercial construction loans, is no longer originating new loans and has ceased its operations. During 1994, GAFC transferred its remaining assets and liabilities to the Association. GAFC owns Gulf American, which was an approved SBA lender prior to the Company's sale of Gulf American's SBA license, which sale occurred in December 1992. Generally, Gulf American sold the guaranteed portion of the SBA loans, retained the non-guaranteed portion, and also retained the servicing rights to the loans. During 1992, Gulf American sold approximately $27.0 million of SBA loans and servicing rights related to $117.0 million of SBA loans. These transactions were based on a decision to cease such lending in areas not directly served by the Company's thrift branches. The remaining net assets of Gulf American were transferred to the Association in 1994. At December 31, 1995, the Association's assets included $5.0 million of loans originated by Gulf American and $544,000 of real estate owned attributable primarily to the nonguaranteed portion of SBA loans.

Competition

     The Association faces intense competition in its market areas from major banking and financial institutions, including many which have substantially greater resources, name recognition and market presence than the Association. Particularly intense competition exists for attracting and retaining deposits and lending funds. The Association competes for deposits principally by offering depositors a variety of deposit programs, convenient branch locations and hours, and other services. The Association does not rely upon any individual group or entity for a material portion of its deposits. For additional information regarding pending and recent legislation which is expected to increase competition further by allowing additional out-of-state bank holding companies to conduct business in Florida, see "Regulation -- Recent Legislative Developments -- Interstate Banking."

     The Association's competition for real estate loans comes primarily from mortgage banking companies, other savings institutions and commercial banks, many of which have higher legal lending limits than the Association. The Association competes for loan originations primarily through the interest rates and loan fees it charges, and the efficiency and quality of services it provides borrowers, real estate brokers and builders. Factors which affect competition include the general and local economic conditions, current interest rate levels and volatility in the mortgage markets.


Employees

     The Association had 140 full-time employees and 23 part-time employees as of December 31, 1995. None of these employees is represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.


Regulation

Recent Legislative Developments

     In recent years, measures have been taken to reform the thrift and banking industries and to strengthen the insurance funds for depository institutions. The most significant of these measures was FIRREA, which has had a major impact on the operation and regulation of savings associations generally. In 1992, a comprehensive deposit insurance and banking reform plan, the Federal Deposit Insurance Corporation Improvement Act of 1992 ("FDICIA"), became law. Although FDICIA's primary purpose is to recapitalize the Bank Insurance Fund ("BIF") of the FDIC, which insures the deposits of banks, FDICIA also affects the supervision and regulation of all federally insured depository institutions, including federal savings institutions such as the Association.

     The Financial Institutions Reform, Recovery, and Enforcement Act of 1989. FIRREA, which was enacted in response to concerns regarding the soundness of the thrift industry, brought about a significant regulatory restructuring, limited savings institutions' business activities, and increased savings institutions' regulatory capital requirements. FIRREA abolished the Federal Home Loan Bank Board and the Federal Savings and Loan Insurance Corporation (the "FSLIC"), and established the Office of Thrift Supervision ("OTS") as the primary federal regulator for savings institutions. Deposits at the Association are insured through the Savings Association Insurance Fund (the "SAIF"), a separate fund managed by the FDIC for institutions whose deposits were formerly insured by the FSLIC. Regulatory functions relating to deposit insurance are generally exercised by the FDIC.

     The Federal Deposit Insurance Corporation Improvement Act of 1992. FDICIA, which was enacted to recapitalize the BIF, effects a number of regulatory reforms that impact both savings institutions and banks. FDICIA authorizes the regulators to take prompt corrective action to solve the problems of critically undercapitalized institutions. As a result, the banking regulators are required to take certain supervisory actions against undercapitalized institutions, the severity of which increases as an institution's level of capitalization decreases. Pursuant to FDICIA, the federal banking agencies have established the levels at which an insured institution is considered to be "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." See "Savings Institution Regulations--Prompt Corrective Action" below for a discussion of the applicable levels.

     In addition, FDICIA requires each federal banking agency to establish standards relating to internal controls, information systems, and internal audit systems that are designed to assess the financial condition and management of the institution; loan documentation; credit underwriting; interest rate exposure; asset growth; and compensation, fees and benefits. FDICIA lowered the qualified thrift lender ("QTL") investment percentage applicable to SAIF-insured institutions. FDICIA further requires annual on-site full examinations of depository institutions, with certain exceptions, and annual reports on institutions' financial and management controls. See "Savings Institution Regulations--Qualified Thrift Lender Test" and "--Insurance of Accounts" below.

     Interstate Banking. The Riegle-Neal Interstate Banking and Branching and Efficiency Act of 1994 provides for nationwide interstate banking and branching. Interstate banking and consolidation of existing bank subsidiaries in different states will be permissible beginning June 1, 1997. The Florida legislature also recently enacted a law that allows out-of-state bank holding companies (located in states that allow Florida bank holding companies to acquire banks and bank holding companies in that state) to acquire Florida banks and Florida bank holding companies. The law, which became effective May 1, 1995, essentially provides for out-of-state entry by acquisition only (and not by interstate branching) and requires the acquired Florida bank to have been in existence for at least two years.


Savings and Loan Holding Company Regulations

     Transactions with Affiliates. The Company is a unitary savings and loan holding company and is subject to the OTS regulations and to examination, supervision and reporting requirements pursuant to certain provisions of the Home Owners' Loan Act (the "HOLA") and the Federal Deposit Insurance Act. As an insured institution and a subsidiary of a savings and loan holding company, the Association is subject to restrictions in its dealings with companies that are "affiliates" of the Company under the HOLA and the OTS regulations.

     As a result of FIRREA, savings institutions' transactions with its affiliates are subject to the limitations set forth in the HOLA and the OTS regulations, which incorporate Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act and Regulation O adopted by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Under Section 23A, an "affiliate" of an institution is defined generally as (i) any company that controls the institution and any other company that is controlled by the company that controls the institution, (ii) any company that is controlled by the shareholders who control the institution or any company that controls the institution, or (iii) any company that is determined by regulation or order to have a relationship with the institution (or any subsidiary or affiliate of the institution) such that "covered transactions" with the company may be affected by the relationship to the detriment of the institution. "Control" is determined to exist if a percentage stock ownership test is met or if there is control over the election of directors or the management or policies of the company or institution. "Covered transactions" generally include loans or extensions of credit to an affiliate, purchases of securities issued by an affiliate, purchases of assets from an affiliate (except as may be exempted by order or regulation), and certain other transactions. The OTS regulations and Sections 23A and 23B require that covered transactions and certain other transactions with affiliates be on terms and conditions consistent with safe and sound banking practices or on terms comparable to similar transactions with non-affiliated parties, and imposes quantitative restrictions on the amount of and collateralization requirements on covered transactions. In addition, a savings institution is prohibited from extending credit to an affiliate (other than a subsidiary of the institution), unless the affiliate is engaged only in activities that the Federal Reserve Board has determined, by regulation, to be permissible for bank holding companies. Sections 22(g) and 22(h) of the Federal Reserve Act impose limitations on loans and extensions of credit from an institution to its executive officers, directors and principal stockholders and each of their related interests.

     Activities Limitations. The Company is a unitary savings and loan holding company under applicable law and the OTS regulations and will remain so until it acquires as a separate subsidiary another savings institution. A savings and loan holding company whose sole subsidiary qualifies as a QTL, described below, generally has the broadest authority to engage in various types of business activities. A holding company that acquires another institution and maintains it as a separate subsidiary or whose sole subsidiary fails to meet the QTL test will become subject to the activities limitations applicable to multiple savings and loan holding companies.

     In general, a multiple savings and loan holding company (or subsidiary thereof that is not an insured institution) may not commence, or continue for more than a limited period of time after becoming a multiple savings and loan holding company (or a subsidiary thereof), any business activity other than (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or an escrow business, (iii) holding, managing or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by the OTS by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies, or (vii) subject to prior approval of the OTS, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. These restrictions do not apply to a multiple savings and loan holding company if (a) all, or all but one, of its insured institution subsidiaries were acquired in emergency thrift acquisitions or assisted acquisitions or (b) all of its insured institution subsidiaries are QTLs.

     Restrictions on Acquisitions. The Company must obtain approval from the OTS before acquiring control of any other savings association. Such acquisitions are generally prohibited if they result in a savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association. The Company may acquire up to 5%, in the aggregate, of the voting stock of any non- subsidiary savings association or savings and loan holding company without being deemed to acquire "control" of the association or holding company. In addition, a savings and loan holding company may hold shares of a savings association or a savings and loan holding company for certain purposes, including a bona fide fiduciary, as an underwriter or in an account solely for trading purposes. Under certain conditions, a savings and loan holding company may acquire up to 15% of the shares of a savings association or savings and loan holding company in a qualified stock issuance; such acquisition is not deemed a controlling interest.

     The Change in Bank Control Act and the savings and loan holding company provisions of HOLA, together with the regulations of the OTS under those Acts, require that the consent of the OTS be obtained prior to any person or company acquiring "control" of a savings association or a savings and loan holding company. Under all OTS regulations, control is conclusively presumed to exist if an individual or company acquires more than 25% of any class of voting stock of an association or holding company. Control is rebuttably presumed to exist if a person acquires more than 10% of any class of voting stock (or more than 25% of any class of non-voting stock) and is subject to any of several "control factors." The control factors relate, among other matters, to the relative ownership position of a person, the percentage of debt and/or equity of the association or holding company controlled by the person, agreements giving the person influence over a material aspect of the operations of the association or holding company and the number of seats on the board of directors thereof held by the person or his designees. The regulations provide a procedure for challenging the rebuttable control presumption. Restrictions applicable to the operations of savings and loan holding companies and conditions imposed by the OTS in connection with its approval of companies to become savings and loan holding companies may deter companies from seeking to obtain control of the Company.


 Savings Institution Regulations

     Federal savings institutions such as the Association are chartered by the OTS, are members of the FHLB system, and have their deposits insured by the SAIF. They are subject to comprehensive OTS and FDIC regulations that are intended primarily to protect depositors. SAIF-insured, federal chartered institutions may not enter into certain transactions unless applicable regulatory tests are met or they obtain necessary approvals. They are also required to file reports with the OTS describing their activities and financial condition, and periodic examinations by the OTS test compliance by institutions with various regulatory requirements, some of which are described below.

     Insurance of Accounts. The Association's deposits are insured by the SAIF up to $100,000 for each insured account holder, the maximum amount currently permitted by law. Under FDIC regulations, institutions are divided into three groups--well capitalized, adequately capitalized and undercapitalized--based on criteria consistent with those established pursuant to the prompt corrective action provisions of FDICIA. See "Prompt Corrective Action" below. Each of these groups is further divided into three subgroups, based on a subjective evaluation of supervisory risk to the insurance fund posed by the institution. Insurance premiums range from 23 to 31 basis points, with well capitalized institutions that pose little or no risk to the insurance fund continuing to pay 23 basis points. The Association's premium currently is 23 basis points.

     Congress is considering proposals to impose a one-time assessment on all SAIF-insured deposits, in the range of $.85 to $.90 for each $100 of domestic deposits held as of March 31, 1995. This one-time assessment is intended to recapitalize the SAIF to the required level of 1.25% of insured deposits, and could be payable in 1996. If the assessment is made at the proposed rate, the effect on the Association would be a pretax charge of $1,897,000 (0.85% on deposits of $223.2 million at March 31, 1995), or $1,186,000 after tax (37.5% assumed tax rate). Should this occur, the Holding Company does not expect to have to contribute capital to the Association for it to remain a well capitalized institution.

     As an insurer, the FDIC issues regulations and conducts examinations of its insured members. SAIF insurance of deposits may be terminated by the FDIC, after notice and hearing, upon a finding that an institution has engaged in unsafe and unsound practices, is in an unsafe and unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the OTS or FDIC. When conditions warrant, the FDIC may impose less severe sanctions as an alternative to termination of insurance. The Association's management does not know of any present condition pursuant to which the FDIC would seek to impose sanctions on the Association or terminate insurance of its deposits.

     Regulatory Capital Requirements. As mandated by FIRREA, the OTS adopted capital standards under which savings institutions must currently maintain (i) a tangible capital requirement of 1.5% of tangible assets, (ii) a leverage (or core capital) ratio of 3.0% of adjusted total assets, and (iii) a risk-based capital requirement of 8.0% of risk-weighted assets. These requirements apply to the Association and its capital levels; under current law and regulations, there are no capital requirements directly applicable to the Company. See also "Proposed Changes to Capital Requirements" below.

     Under the current OTS regulations, "tangible capital" includes common stockholders' equity, noncumulative perpetual preferred stock and related surplus, certain qualifying non-withdrawable accounts and pledged deposits, and minority interests in fully consolidated subsidiaries, less intangible assets (except 90% of purchased mortgage servicing rights) and specified percentages of debt and equity investments in certain subsidiaries. "Core capital" is tangible capital plus specified amounts of qualifying supervisory goodwill (which will be excluded from core capital after 1995) and other intangible assets meeting marketability criteria.

The "risk-based capital" requirement provides that an institution's total capital must equal 8.0% of risk- weighted assets. "Total capital" equals core capital plus "supplementary capital" (which includes specified amounts of cumulative preferred stock, certain limited-life preferred stock, subordinated debt and other capital instruments) in an amount equal to not more than 100% of core capital. "Risk-weighted assets" are determined by assigning designated risk weights based on the credit risk associated with the particular asset. As provided by the OTS regulations, representative risk weights include: 0% for cash and assets that are backed by the full faith and credit of the United States; 20% for FHLB stock, agency securities not backed by the full faith and credit of the United States and certain high-quality mortgage-related securities; 50% for qualifying mortgage loans and certain non-high-quality mortgage-related securities; and 100% for consumer, commercial and other loans, repossessed assets and assets that are 90 or more days past due.

     The OTS has incorporated an interest rate risk component into its regulatory capital rules. The interest rate risk rule adjusts the risk-weighing for certain mortgage derivative securities. Under the rule, savings associations with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200-basis point increase or decrease in market interest rates (except when the 3-month Treasury bond equivalent yield falls below 4%, then the decrease will be equal to one-half of that Treasury rate) divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. The rule provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. The Association has received from the OTS an interest rate risk report based on the Association's quarterly thrift financial report through December 31, 1995. The report does not require an increase in the Association's minimum required regulatory capital due to the interest rate risk component.

     In view of the Association's interest rate risk exposure at December 31, 1995, management does not expect the interest rate risk rule to have a significant impact on the Association.

     At December 31, 1995, the Association's tangible, core and risk-based capital ratios were 5.5%, 5.5% and 12.8%, respectively.

     The OTS risk-based capital guidelines also cite concentrations of credit risk and an institution's ability to monitor and control them as important factors in assessing an institution's overall capital adequacy. In addition to reviewing concentrations of credit risk, the OTS also may review an institution's management of concentrations of credit risk for adequacy and consistency with safety and soundness standards regarding internal controls, credit underwriting and other relevant operational and managerial areas.

     If an institution becomes categorized as "undercapitalized" under the definitions established by the "prompt corrective action" provisions of FDICIA, it will become subject to certain restrictions imposed by the FDICIA. See "Prompt Corrective Action" below.

     Prompt Corrective Action. The OTS and other federal banking regulators have established capital levels for institutions to implement the "prompt corrective action" provisions of FDICIA. Capital levels have been established for which an insured institution will be categorized as well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized or critically undercapitalized. FDICIA requires federal banking regulators, including the OTS, to take prompt corrective action to solve the problems of those institutions that fail to satisfy their applicable minimum capital requirements. The level of regulatory scrutiny and restrictions imposed become increasingly severe as an institution's capital level falls.

     A "well capitalized" institution must have risk-based capital of 10% or more, core capital ratio of 5% or more and Tier 1 risk-based capital (based on the ratio of core capital to risk-weighted assets) of 6% or more and may not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the OTS. The Association is a well capitalized institution under the definitions as adopted. An institution will be categorized as "adequately capitalized" if it has total risk-based capital of 8% or more, Tier 1 risk-based capital of 4% or more, and core capital of 4% or more; "undercapitalized" if it has total risk-based capital of less than 8%, Tier 1 risk-based capital of less than 6%, or core capital of less than 3%; "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6% and a Tier 1 risk-based capital ratio of less than 3%; and "critically undercapitalized" if it has tangible capital of less than 2%. A well capitalized, adequately capitalized or undercapitalized insured institution may be treated as if it had a lower capital-based classification if it is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. Thus, an adequately capitalized institution can be subjected to the restrictions on undercapitalized institutions and an undercapitalized institution can be subjected to the restrictions applicable to a significantly undercapitalized institution.

     In the case of an institution that is categorized as "undercapitalized," such an institution must submit a capital restoration plan to the appropriate agency. An undercapitalized institution generally cannot make capital distributions or pay management fees to any person, and also is generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business except in accordance with an accepted capital restoration plan or with the approval of the OTS. In addition, the OTS is given authority with respect to any undercapitalized depository institution to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution if it determines that those actions are necessary to carry out the purposes of FDICIA. A "significantly undercapitalized" institution will be subject to additional restrictions on its affiliate transactions, the interest rates paid by the institution on its deposits, asset growth, senior executive officers' compensation, and activities deemed to pose excessive risk to the institution. Regulators may also order a significantly undercapitalized institution to hold a new election of directors, terminate any director or senior executive officer employed for more than 180 days prior to the time the institution became significantly undercapitalized, or hire qualified senior executive officers approved by the regulators.

     FDICIA provides that an institution that is "critically undercapitalized" must be placed in conservatorship or receivership within 90 days of becoming categorized as such unless the institution's regulator and the FDIC jointly determine that some other course of action would result in a lower resolution cost to the institution's insurance fund. Thereafter, the institution's regulator must periodically reassess its determination to permit a particular critically undercapitalized institution to continue to operate and must appoint a conservator or receiver for the institution at the end of an approximately one-year period following the institution's initial classification as critically undercapitalized unless a number of stringent conditions are met, including a determination by the regulator and the FDIC that the institution has positive net worth and a certification by such agencies that the institution is viable and is not expected to fail.

     The  OTS  has  adopted   changes  to  its  risk-based  and  leverage  ratio
requirements that require all intangible assets, with certain exceptions, be deducted from Tier 1 capital.

     In addition to the foregoing prompt corrective action provisions, FDICIA also sets forth requirements that the federal banking agencies, including the OTS, review their capital standards every two years to ensure that their standards require sufficient capital to facilitate prompt corrective action and to minimize loss to the SAIF and the BIF.

     Restrictions on Dividends and Other Capital Distributions. The current OTS regulation applicable to the payment of cash dividends by savings institutions imposes limits on capital distributions based on an institution's regulatory capital levels and net income. An institution that meets or exceeds all of its fully phased-in capital requirements (both before and after giving effect to the distribution) and is not in need of more than normal supervision would be a "Tier 1 association." A Tier 1 association may make capital distributions during a calendar year of up to the greater of (i) 100% of net income for the current calendar year plus 50% of its capital surplus or (ii) 75% of its net income over the most recent four quarters. Any additional capital distributions would require prior regulatory approval.

     An institution that meets the minimum regulatory capital requirements but does not meet the fully phased-in capital requirements would be a "Tier 2 association," which may make capital distributions of between 25% and 75% of its net income over the most recent four-quarter period, depending on the institution's risk-based capital level. A "Tier 3 association" is defined as an institution that does not meet all of the minimum regulatory capital requirements and therefore may not make any capital distributions without the prior approval of the OTS. As of December 31, 1995, the Association was a Tier 2 institution for purposes of the regulation relating to capital distributions.

     Savings institutions must provide the OTS with at least 30 days' written notice before making any capital distributions. All such capital distributions are also subject to the OTS' right to object to a distribution on safety and soundness grounds.

     Qualified Thrift Lender Test. Pursuant to amendments effected by FDICIA, a savings institution will be a QTL if its qualified thrift investments equal or exceed 65% of the savings institution's portfolio assets on a monthly average basis in nine of every 12 months. Qualified thrift investments, under the revised QTL test, include (i) certain housing-related loans and investments,
(ii) certain obligations of the FSLIC, the FDIC, the FSLIC Resolution Fund and the RTC, (iii) loans to purchase or construct churches, schools, nursing homes and hospitals (subject to certain limitations), (iv) consumer loans (subject to certain limitations), (v) shares of stock issued by any FHLB, and (vi) shares of stock issued by the FHLMC or the FNMA (subject to certain limitations). Portfolio assets under the revised test consist of total assets minus (a) goodwill and other intangible assets, (b) the value of properties used by the savings institution to conduct its business, and (c) certain liquid assets in an amount not exceeding 20% of total assets.

     Any savings institution that fails to become or remain a QTL must either convert to a commercial bank charter or be subject to restrictions specified in the OTS regulations. A savings institution that converts to a bank must pay SAIF insurance assessments until the date of its conversion to BIF membership. Any such institution that does not become a bank will be: (i) prohibited from making any new investment or engaging in activities that would not be permissible for national banks; (ii) prohibited from establishing any new branch office in a location that would not be permissible for a national bank in the institution's home state; (iii) ineligible to obtain new advances from any FHLB; and (iv) subject to limitations on the payment of dividends comparable to the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings association ceases to be a QTL, the savings association would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. A savings institution may requalify as a QTL if it thereafter complies with the QTL Test. At December 31, 1995, the Association exceeded the QTL requirements.

     Federal Home Loan Bank System. The Association is a member of the FHLB system, which consists of 12 regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Board. The Federal Home Loan Banks provide a central credit facility for member institutions. The Association, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations as of the close of each calendar year, 0.3%
of its assets, or 5% of its borrowings from the FHLB of Atlanta (including advances and letters of credit issued by the FHLB on the Association's behalf). As of December 31, 1995, the Association was in compliance with this requirement with a $2.5 million investment in stock of the FHLB of Atlanta.

     The FHLB of Atlanta makes advances to members in accordance with policies and procedures periodically established by the Federal Housing Finance Board and the Board of Directors of the FHLB of Atlanta. Currently outstanding advances from the FHLB of Atlanta are required to be secured by a member's shares of stock in the FHLB of Atlanta and by certain types of mortgages and other assets. FIRREA further limited the eligible collateral in certain respects. Interest rates charged for advances vary depending on maturity, the cost of funds to the FHLB of Atlanta and the purpose of the borrowing. At December 31, 1995, advances from the FHLB of Atlanta totaled $30.0 million. See Note 10 to the Company's Consolidated Financial Statements. FIRREA restricts the amount of FHLB advances that a member institution may obtain, and in some circumstances requires repayment of outstanding advances, if the institution does not meet the QTL test. See "Qualified Thrift Lender Test" above.

     Liquidity. OTS regulations currently require member savings institutions to maintain for each calendar month an average daily balance of liquid assets (cash and certain time deposits, securities of certain mutual funds, bankers' acceptances, corporate debt securities and commercial paper, and specified U.S. government, state government and federal agency obligations) equal to at least 5% of its average daily balance during the preceding calendar month of net withdrawable deposits and short-term borrowings (generally borrowings having maturities of one year or less). The Director of the OTS may vary this liquidity requirement from time to time within a range of 4% to 10%. An institution must also maintain for each calendar month an average daily balance of short-term liquid assets (generally those having maturities of one year or less) equal to at least 1% of its average daily balance during the preceding calendar month of net withdrawable accounts and short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. At December 31, 1995, the Association's liquidity ratio (which must be at least 5%) was 11.61%, and its short-term liquidity ratio (which must be at least 1%) was 7.02%.

     Enforcement Authority. Pursuant to FIRREA, the OTS was granted enhanced, extensive enforcement authority over all savings associations. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Since the enactment of FIRREA, the OTS has significantly increased the use of written agreements to correct compliance deficiencies with respect to applicable laws and regulations and to ensure safe and sound practices; violations of such written agreements are grounds for initiation of cease-and-desist proceedings. FIRREA significantly increased the amount of and grounds for civil money penalties assessable against savings associations and "institution-affiliated parties." FDICIA granted the FDIC back-up enforcement authority to recommend enforcement action to an appropriate federal banking agency (i.e., the OTS) and to bring such enforcement action against a savings association or an institution-affiliated party if such federal banking agency fails to follow the FDIC's recommendation. In addition, FIRREA requires, except under certain circumstances, public disclosure of final enforcement actions by the OTS.

     FIRREA also expanded the grounds for appointment of a conservator or receiver for a savings association. Grounds for such appointment include: insolvency; substantial dissipation of assets or earnings; existence of an unsafe or unsound condition to transact business; likelihood that the association will be unable to pay its obligations in the normal course of business; and insufficient capital or the incurring or likely incurring of losses that will deplete substantially all capital with no reasonable prospect for replenishment.

     FDICIA added additional grounds for the appointment of a conservator or receiver of a savings association, which include: undercapitalization where the association (i) has no reasonable prospect of becoming adequately capitalized,
(ii) fails to become adequately capitalized when required to do so, (iii) fails to timely submit an acceptable capital restoration plan, or (iv) materially fails to implement a capital restoration plan; or the association is "critically undercapitalized" or "otherwise has substantially insufficient capital."

     OTS Assessments. FIRREA empowers the OTS to issue regulations for the collection of fees in order to recover the expenses of the agency, the cost of the supervision of savings associations, the examination of affiliates of savings associations, and the processing of applications, filings, notices and other requests of associations filed with the OTS. The OTS adopted a two-pronged sliding scale approach in 1991 by which all institutions pay a general assessment and troubled institutions pay an additional premium assessment.

     Loans-to-One Borrower Limitations. FIRREA provides that loans-to-one borrower limits applicable to national banks will apply to savings institutions. Generally, under current limits, loans and extensions of credit outstanding at one time to a single borrower may not exceed 15% of the savings institution's unimpaired capital and unimpaired surplus. Loans and extensions of credit fully secured by certain readily marketable collateral may represent an additional 10% of unimpaired capital and unimpaired surplus. Notwithstanding general limitations, FIRREA additionally provides that a savings institution may make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of the OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and unimpaired surplus to develop residential housing if: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is and continues to be in compliance with the fully phased-in capital standards of FIRREA; (iii) loans made under this exception to all borrowers do not, in the aggregate, exceed 150% of the institution's unimpaired capital and unimpaired surplus; and (iv) such loans comply with applicable loan-to-value requirements. While the Association had loans outstanding to two borrowers at December 31, 1995 in excess of the loan limits described above, it is not required to reduce or divest the loans because they existed prior to the enactment of FIRREA.

     Federal Reserve System. The Association is subject to certain regulations promulgated by the Federal Reserve Board. Pursuant to such regulations, savings institutions are required to maintain reserves against their transaction accounts (primarily interest-bearing checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS. In addition, Federal Reserve Board regulations limit the periods within which depository institutions must provide availability for and pay interest on deposits to transaction accounts. Depository institutions are required to disclose their check-hold policies and any changes to those policies in writing to customers.

     Thrift Rechartering Legislation. Bills have been introduced in Congress which would eliminate the federal thrift charter. These bills would require that all federal savings associations convert to national banks or state banks by no later than January 1, 1998 and would treat all state savings associations as state banks as of that date. All savings and loan holding companies would become bank holding companies under the legislative proposals and would be subject to the activities restrictions (with some activities grandfathered) applicable to bank holding companies. The legislative proposals would also abolish the OTS; savings associations would be regulated by the bank regulators depending upon the type of bank charter selected. The Board of Governors of the Federal Reserve System would be responsible for the regulation of savings and loan holding companies. Management cannot predict whether or when this legislation will be enacted. However, any such future legislation could eliminate the institution's ability to engage in certain activities, have significantly adverse tax effects and otherwise disrupt operations. See "Taxation."

Taxation


Federal Taxation

     General. The Company and the Association are subject to the generally applicable corporate tax provisions of the Internal Revenue Code of 1986, as amended ("Code"), as well as certain additional provisions of the Code which apply to thrift and other types of financial institutions. The following discussion of Federal taxation is intended only to summarize certain pertinent Federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company and the Association.

     Method of Accounting. For Federal income tax purposes, the Company and the Association report their income and expenses on the accrual basis method of accounting and use a tax year ending December 31 for filing Federal income tax returns. The Company and the Association have filed consolidated returns since the calendar year 1989.

     Bad Debt Reserves. Savings institutions such as the Association, which meet certain definitional tests primarily relating to the composition of their assets and the nature of their businesses, are permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions may, within specified formula limits, be deducted in arriving at the Association's taxable income for Federal tax purposes. For purposes of computing the deductible addition to its bad debt reserve, the Association's loans are separated into "qualifying real property loans" (generally those loans secured by certain interests in real property) and all other loans ("nonqualifying loans"). The deduction with respect to nonqualifying loans must be computed under the experience method, described below, while a deduction with respect to qualifying loans may be computed using a percentage based on actual loss experience, or a percentage of taxable income. Additions to the reserve for losses on nonqualifying loans must be based upon actual loss experience and would reduce the current year's addition to the reserve for losses on qualifying real property loans, unless that addition is also determined under the experience method. The sum of the additions to each reserve for each year is the Association's annual bad debt deduction.

     Under the experience method, the deductible annual addition to the Association's bad debt reserves is the amount necessary to increase the balance of the reserve at the close of the taxable year to the greater of (a) the amount which bears the same ratio to loans outstanding at the close of the taxable year as the total net bad debts sustained during the current and five preceding taxable years bear to the sum of the loans outstanding at the close of those six years, or (b) the lower of (i) the balance of the reserve account at the close of the last taxable year prior to the most recent adoption of the experience method (the "base year"), except that for taxable years beginning after 1987, the base year shall be the last taxable year beginning before 1988, or (ii) if the amount of loans outstanding at the close of the taxable year is less than the amount of loans outstanding at the close of the base year, the amount which bears the same ratio to loans outstanding at the close of the taxable year as the balance of the reserve at the close of the base year bears to the amount of loans outstanding at the close of the base year.

     Under the percentage of taxable income method, for taxable years beginning after December 31, 1986, the bad debt deduction equals 8% of taxable income determined without regard to that deduction and with certain adjustments. The availability of the percentage of taxable income method permits a qualifying savings institution to be taxed at a lower maximum effective marginal Federal income tax rate than that applicable to corporations in general. This resulted generally in a maximum effective marginal Federal income tax rate payable by a qualifying savings institution fully able to use the maximum deduction permitted under the percentage of taxable income method, in the absence of other factors affecting taxable income, of 31.3%, exclusive of any minimum tax or environmental tax (as compared to 34% for corporations generally). Any savings institution at least 60% of whose assets are qualifying assets, as described in
Section 7701(a)(19)(c) of the Code, will generally be eligible for the full deduction of 8% of taxable income. As of December 31, 1995, at least 60% of the Association's assets were "qualifying assets" described in
Section 7701(a)(19)(c) of the Code, and the Association anticipates that at least 60% of its assets will continue to be qualifying assets in the immediate future. If this ceases to be the case, the Association may be required to restore its bad debt reserve to taxable income in the future.

     Under the percentage of taxable income method, the bad debt deduction for an addition to the reserve for qualifying real property loans cannot exceed the amount necessary to increase the balance in this reserve to an amount equal to 6% of such loans outstanding at the end of the taxable year. The bad debt deduction is also limited to the amount which, when added to the addition to the reserve for losses on nonqualifying loans, equals the amount by which 12% of deposits at the close of the year exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. Based on experience, it is not expected that these restrictions will be a limiting factor for the Association in the foreseeable future. In addition, the deduction for qualifying real property loans is reduced by an amount equal to the deduction for nonqualifying loans.

     The income of the Company would not be subject to the bad debt deduction allowed the Association, whether or not consolidated tax returns are filed; however, losses of the Company included in the consolidated tax returns may reduce the bad debt deduction allowed the Association if a deduction is claimed under the percentage of taxable income method.

     The Association has generally used the percentage of taxable income method or the experience method with respect to qualifying real property loans. In future years, the Company intends to utilize whatever available method provides the maximum tax benefits.

     Legislation is pending before Congress that would generally repeal, effective for taxable years beginning after 1995, the bad debt deduction rules available to thrift institutions such as the Association, but would generally retain the experience method for thrift institutions having assets with average adjusted bases of $500 million or less. The proposed tax legislation would not require the recapture of bad debt reserve deductions taken prior to 1988, but would require the recapture of at least some of the bad debt reserve deductions taken by an affected thrift institution after 1987. The balance of pre-1988 bad debt reserves would continue to be subject to provisions of present law that require recapture in the case of certain excess distributions to shareholders. Bad debt reserve deductions required to be recaptured would generally be taken into account ratably over the six-taxable year period beginning with the first taxable year beginning after December 31, 1995. However, if an institution maintains its residential loans at a level equal to the average level of such loans for a period preceding 1995, the institution would be permitted to defer recapture of its reserves until 1998. The Company is not able to predict whether or in what form the proposed tax legislation will be enacted or the effect that such enactment would have on the Company's federal income tax liability. In addition, there may be an impact on state and city income tax liability as a result of enactment of the proposed legislation.

     In February 1992, the Financial Accounting Standards Board issued Statement No. 109, "Accounting for Income Taxes" ("FAS 109"), which replaced Statement No. 96, "Accounting for Income Taxes" ("FAS 96"). Both FAS 109 and FAS 96 require the use of the liability method of computing deferred income taxes. Under the liability method, deferred income taxes are adjusted for tax rate changes as they occur. A significant provision of FAS 109 is the requirement that savings and loan associations provide income taxes for changes in the tax bad debt reserves from a base year amount, and FAS 109 allows savings and loan associations to record a benefit, to the extent realizable, for the allowance for losses recorded for financial accounting purposes. FAS 109 also allows companies to record the estimated tax benefit of net operating loss carryforwards, if the company deems it more likely than not that sufficient future taxable income will be generated to realize the benefits.

     Distributions. Distributions by the Company to its stockholders would not cause the Association to recapture any amount of its bad debt reserves into taxable income. However, if the Association distributes cash or property to the Company, and the distribution is treated as being from its accumulated bad debt reserves, the distribution will cause the Association to have additional taxable income. A distribution to the Company would be deemed to have been made from accumulated bad debt reserves to the extent that (a) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (b) the distribution is a "non-dividend distribution." A distribution in respect of stock is a non-dividend distribution to the extent that, for Federal income tax purposes, (i) it is in redemption of shares, (ii) it is pursuant to a liquidation of the institution, or (iii) in the case of a current distribution, together with all other such distributions during the taxable year, exceeds the Association's current and post-1951 accumulated earnings and profits. The amount of additional taxable income created by a non-dividend distribution is an amount that when reduced by the tax attributable to it is equal to the amount of the distribution.

     Minimum Tax. For taxable years beginning after December 31, 1986, the Code imposes an alternative minimum tax at a rate of 20%. The alternative minimum tax generally will apply to a base of regular taxable income with certain adjustments plus certain tax preferences ("alternative minimum taxable income" or "AMTI"), less an exemption amount (which will be phased out to the extent that the AMTI exceeds $150,000). The Code provides that an item of tax preference is the excess of the bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method. The other items of tax preference that constitute AMTI include (a) tax exempt interest on newly-issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) for taxable years beginning after 1989, 75% of the excess (if any) of
(i) adjusted current earnings (as defined) over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses). Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. In addition, corporations, including thrift institutions, are also subject to an environmental tax equal to 0.12% of the excess of AMTI for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2.0 million.

     Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. Losses incurred by savings institutions in years beginning after 1981 and before 1986 may be carried back 10 years and forward eight years. Losses attributable to years before 1982 may be carried back 10 years and forward five years. At December 31, 1995, the Association has operating loss carryforwards for Federal income tax purposes of approximately $5.7 million, which are available to offset future Federal taxable income and which expire in 2007 and 2008. The total net operating loss carryforwards are subject to an annual limitation of $268,000 as a result of the capital infusion attributable to shares sold by the Company in September 1993. In addition, the Company has alternative minimum tax credit carryforwards of approximately $122,000 which are available to reduce future Federal income taxes over an indefinite period.

     Capital Gains and  Corporate  Dividends-Received  Deduction.  Corporate net
capital gains are taxed at a maximum rate of 34%. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf. However, a corporation may deduct 100% of dividends from a member of the same affiliated group of corporations. In addition to the foregoing general rules, certain additional exceptions to the dividends-received deduction allowed to the Association may be applicable under the Code in certain circumstances.

Florida Taxation

     The State of Florida has a corporate franchise tax which subjects the Company's Florida taxable income to a 5.5% tax. This tax is deductible in determining Federal taxable income.


Statistical Profile and Other Data

     Reference is hereby made to the statistical and financial data contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is included in the Company's 1995 Annual Report to Stockholders and incorporated in this Report under Item 7 of
Part II, for statistical and financial data providing a review of the Company's business activities.


Item 2.  Properties

     At December 31, 1995, the Company and the Association conducted business from an administrative facility located at 2013 Live Oak Boulevard, St. Cloud, Florida. In addition, the Association maintained a main office at 200 East Broadway, Kissimmee, Florida and nine full service branch offices in Osceola and Brevard Counties, Florida. As of December 31, 1995, the Association owned six of its offices and leased four other offices. The office and properties which are leased by the Association have lease terms, including renewal options, of one to 10 years. In February, 1996, the Association opened a full-service branch office in Winter Garden, Florida, in a branch facility owned by the Association.

     The following table sets forth certain information regarding the Company's administrative office and the Association's office properties.

                                                                              Net Book Value at December 31, 1995


                                                                           Land, Building and         Furniture, Fixtures
    Location                                 Date Acquired                Leasehold Improvements          and Equipment

Administrative Office
2013 Live Oak Boulevard                            1986                       $697,234                     $504,215
St. Cloud, FL  34771-8462

Association Main Office
200 East Broadway                                  1965                        336,003                      179,826
P.O. Box 421708
Kissimmee, FL  34742-1708

Association Branch Offices:
1115 North Bermuda Avenue                          1973                        469,517                       56,962
Kissimmee, FL  34741-4209

1300 East Vine Street                              1981                        399,003                       54,012
Kissimmee, FL  34744-3620

1200 Ninth Street (1)                              1959                             --                       31,311
St. Cloud, FL  34769-3376

4291 13th Street                                   1989                        773,977                      121,573
St. Cloud, FL  34769-6730






1300 Babcock Street                                1973                        549,775                       23,432
Melbourne, FL  32901-3097

450 East Eau Gallie Blvd.                          1995                        282,276                       59,007
Indian Harbour Beach, FL  32937-4265

Building B, Suite 100 (1)                          1989                        248,010                      172,861
6769 North Wickham Road
Melbourne, FL  32940-2019

401 Ocean Avenue (1)                               1979                         26,928                       18,537
Melbourne Beach, FL  32951-2567

6000 Babcock Street, SE (1)                        1984                         76,860                       44,492
Palm Bay, FL  32909-3921

Winter Garden (2)                                  1982                        403,714                       55,638
232 South Dillard Street
Winter Garden, FL  32787

- - ----------------------

(1)   Presently leased by the Association.
(2)   Opened on February 5, 1996.


Item 3.  Legal Proceedings

      The Company and the Association are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to the Association's business. Management does not believe that there is any pending proceeding against the Company or the Association which, if determined adversely, would have a material adverse effect on the business, results of operations, or financial position of the Company or the Association.


Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of Company security holders during the fourth quarter of the year ended December 31, 1995.



                                                     PART II

Item 5.  Market for the Registrant's Common Equity and
          Related Stockholder Matters

      The information contained under the section captioned "Common Stock Data" in the Annual Report is incorporated herein by reference.

Item 6.  Selected Financial Data

      The information  contained in the table captioned  "Selected  Consolidated
Financial and Other Data" in the Annual Report is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The  information   contained  in  the  section   captioned   "Management's
Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data

      The  following  financial  statements  and  the  supplementary   financial
information included in the 1995 Annual Report to Stockholders are incorporated herein by reference:

           1. The consolidated financial statements, together with the report thereon of Hacker, Johnson, Cohen & Grieb dated February 2, 1996, except for
Note 12, as to which the date is February 29, 1996.

           2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and related statistical information.

      With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7 and 8, the 1995 Annual Report to Stockholders is not to be deemed filed as part of this Form 10-K Report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not Applicable.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

      The information contained under the sections captioned "Directors" and "Executive Officers" under "Election of Directors" in the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 1996, to be filed with the SEC pursuant to Regulation 14A within 120 days of the registrant's fiscal year end (the "Proxy Statement"), is incorporated herein by reference.


Item 11.  Executive Compensation

      The information contained in the sections captioned "Information About the Board of Directors and Its Committees", "Executive Compensation and Benefits" and "Information on Benefit Plans and Policies" under "Election of Directors" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The information contained in the sections captioned "Directors" and "Management Stock Ownership" under "Election of Directors", and "Ownership of Equity Securities" in the Proxy Statement is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

      The information contained in the section captioned "Certain Transactions" under "Election of Directors" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)  The following documents are filed as part of this report:

           1. The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

                Independent Auditors' Report (page 51 of the Annual Report)

                Consolidated Balance Sheets at December 31, 1995 and 1994 (page 20 of the Annual Report)

                Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 1995 (page 21 of the Annual Report)

                Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended December 31, 1995 (page 22 of the Annual Report)

                Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1995 (pages 23 and 24 of the Annual Report)

                Notes to Consolidated Financial Statements (pages 25 through 50 of the Annual Report)

           2.   Financial Statement Schedules

                All financial statement schedules are omitted because the required information is either not applicable or not required, or the required information is shown in the Consolidated Financial Statements or in the notes thereto.

           3.   Exhibits

                The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit index.

                3.1       Amended Articles of Incorporation *

                3.2       Articles of Amendment to Articles of Incorporation**

                3.3       Bylaws *

                3.4       Amendment to Bylaws dated September 21, 1994***

                4         Specimen form of stock certificate *

                10.1      Key Employee Stock Compensation Program */****

                13        1995 Annual Report to Stockholders

                22        Subsidiaries of the Registrant - Reference is made to
                          Item 1.
                          "Business - The Association" for the required information

                (*) Incorporated herein by reference from the Company's registration statement on Form
                          S-1  (File No. 33-23161).

                (**) Incorporated herein by reference from the Company's Registration Statement on Form
                          S-1 (File No. 33-79472).

                (***) Incorporated herein by reference from the Company's Form 10-K for the year ending December 31, 1994.

                (****) Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

                                                    SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Cloud, State of Florida, on the 28th day of March, 1996.


                                                   F.F.O. FINANCIAL GROUP, INC.



                                                   By: /s/ James B. Davis
                                                   James B. Davis, President and
                                                   Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    /s/ Alfred T. May                                            March 28, 1996
- - -------------------------------------------------
Alfred T. May
Chairman

    /s/ James B. Davis                                           March 28, 1996
- - -------------------------------------------------
James B. Davis
President/Chief Executive Officer

    /s/ Phyllis A. Elam                                          March 28, 1996
- - -------------------------------------------------
Phyllis A. Elam
Chief Financial Officer

    /s/ Donald S. Brown, D.V.M.                                  March 28, 1996
- - -------------------------------------------------
Donald S. Brown, D.V.M.
Director

    /s/ William R. Hough                                         March 28, 1996
- - -------------------------------------------------
William R. Hough
Director

    /s/ Edward A. Moore                                          March 28, 1996
- - -------------------------------------------------
Edward A. Moore
Director

    /s/ Mildred W. Pierson                                       March 28, 1996
- - -------------------------------------------------
Mildred W. Pierson
Director

                          F.F.O. Financial Group, Inc.
                                    Form 10-K
                    For Fiscal Year Ending December 31, 1995

                                  EXHIBIT INDEX

Exhibit                                                                    Page
  No.                                Exhibit                                No.



13                       1995 Annual Report to Stockholders