Form 10-Q
period 1996-03-31
FFO FINANCIAL GROUP INC
filed 1996-05-09
CIK 836819

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

___X___  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                    OR

_______  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ________________


                         Commission file number 0-17194

                          F.F.O. FINANCIAL GROUP, INC.
             (Exact Name of Registrant as Specified in Its Charter)


        Florida                                                     59-2899802
- ----------------------------                                    ----------------
(State or Other Jurisdiction                                    (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)


2013 Live Oak Boulevard, St. Cloud, Florida                         34771-8462
- -------------------------------------------                       --------------
(Address of Principal Executive Offices)                              (Zip Code)


Registrant's Telephone Number, Including Area Code  (407) 892-1200
                                                   ----------------

- --------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days   Yes __X__  No _____

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes_____   No _____

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


Common stock, par value                      8,430,000 shares outstanding at
$.10 per share                               May 1, 1996
- --------------------------------             ---------------------------------

                                                                  CONFORMED COPY

                       F.F.O. FINANCIAL GROUP, INC.

                                   INDEX


Part I. FINANCIAL INFORMATION                                               Page

 Item 1. Financial Statements

  Condensed Consolidated Balance Sheets -
   March 31, 1996 (unaudited) and December 31, 1995............................2

  Condensed Consolidated Statements of Earnings -
   Three months ended March 31, 1996 and 1995 (unaudited)......................3

  Condensed Consolidated Statement of Stockholders' Equity -
   For the Three-month period ended March 31, 1996 (unaudited).................4

  Condensed Consolidated Statements of Cash Flows -
   Three months ended March 31, 1996 and 1995 (unaudited)....................5-6

  Notes to Condensed Consolidated Financial Statements (unaudited)...........7-9

  Review by Independent Certified Public Accountants..........................10

  Report on Review by Independent Certified Public Accountants................11

 Item 2. Management's Discussion and Analysis of Financial Condition
  and Results of Operations................................................12-18

Part II. OTHER INFORMATION

 Item 1. Legal Proceedings....................................................19

 Item 6. Exhibits and Reports on Form 8-K.....................................19

SIGNATURES....................................................................19

                          F.F.O. FINANCIAL GROUP, INC.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                 March 31,          December 31,
                                                   1996                 1995
                                                   ----                 ----
  Assets                                          (unaudited)

[S]                                              [C]                     [C]
Cash and due from banks                          $   6,238                 6,989
Interest-bearing deposits in other banks            16,183                 2,768
Federal funds sold                                   1,595                   669
                                                 ---------               -------
       Cash and cash equivalents                    24,016                10,426

Investment securities available-for-sale,
  at market value                                    8,008                10,019
Investment trading securities, at market value       2,954                 9,401
Mortgage-backed securities held-to-maturity,
  at cost (market value of $17,046 and $17,840)     17,087                17,636
Mortgage-backed securities available-for-sale,
  at market value                                   38,221                39,813
Mortgage-backed trading securities,
  at market value                                   12,938                13,675
Loans receivable, net                              180,192               161,190
Loans held for sale, at market value                 4,923                22,765
Real estate owned, net                               3,500                 3,358
Premises and equipment, net                          5,664                 5,700
Federal Home Loan Bank stock                         2,514                 2,514
Accrued interest receivable                          1,757                 1,821
Deferred income tax asset                            2,490                 2,249
Prepaid expenses and other assets                    1,419                   918
                                                 ---------               -------
        Total                                    $ 305,683               301,485
                                                 =========               =======


  Liabilities and Stockholders' Equity

Deposit accounts                                   268,722               248,936
Accrued interest on deposit accounts                   208                   282
Due to bank                                          1,159                 1,120
Advances from Federal Home Loan Bank                14,000                30,000
Advance payments by borrowers for taxes
 and insurance                                       1,432                   819
Other liabilities                                    1,754                 1,548
                                                   -------               -------
        Total liabilities                          287,275               282,705
                                                   -------               -------

Stockholders' equity:
  Preferred stock                                        -                     -
  Common stock                                         843                   843
  Additional paid-in capital                        17,599                17,599
  Retained earnings, substantially restricted          300                   244
  Unrealized gain (loss) on securities
   available-for-sale                                 (334)                   94
                                                      ----                    --

        Total stockholders' equity                  18,408                18,780
                                                    ------                ------
        Total                                   $  305,683               301,485
                                                 =========               =======






See accompanying Notes to Condensed Consolidated Financial Statements.

                          F.F.O. FINANCIAL GROUP, INC.

                 Condensed Consolidated Statements of Earnings
                (Dollars in thousands, except per share figures)

                                                            Three Months Ended
                                                                 March 31
                                                             ------------------
                                                            1996          1995
                                                         ---------     ---------
                                                                 (unaudited)
Interest income:
Interest and fees on loans                                 $ 4,018         3,994
Interest on mortgage-backed securities                       1,078           595
Interest and dividends on investment securities                276           328
Other interest-earning assets                                   94            61
                                                         ---------     ---------

      Total interest income                                  5,466         4,978
                                                         ---------     ---------
Interest expense:
   Deposit accounts                                          2,897         2,155
   Borrowed funds                                              243           104
                                                         ---------     ---------
      Total interest expense                                 3,140         2,259
                                                         ---------     ---------
      Net interest income                                    2,326         2,719

Provision for loan losses                                      150           141
                                                         ---------     ---------

      Net interest income after provision for loan losses    2,176         2,578
                                                         ---------     ---------
Noninterest income:
   Fees and service charges                                    508           503
   Net trading account profit (loss)                          (178)          105
   Unrealized loss on loans held-for-sale                     (111)            -
   Gain on sale of loans                                        43             6
   Other                                                        42            49
                                                         ---------     ---------
      Total noninterest income                                 304           663
                                                         ---------     ---------
Noninterest expenses:
   Employee compensation and benefits                        1,016         1,071
   Occupancy and equipment                                     467           446
   FDIC insurance premiums                                     173           158
   Marketing and advertising                                   132            92
   Data processing                                             151           144
   Legal and professional fees                                  72            54
   Printing and office supplies                                 78           103
   Telephone expense                                            71            78
   Loss on real estate operations                               33           212
   Other                                                       198           172
                                                         ---------     ---------
      Total noninterest expenses                             2,391         2,530

Earnings before provision for income taxes                      89           711
                                                         ---------     ---------
Provision for income taxes                                      33           250
                                                         ---------     ---------
      Net earnings                                     $        56           461
                                                         =========     =========

Net earnings per share of common stock                 $       .01           .05
                                                         =========     =========

Dividends per share                                    $         -             -
                                                         =========     =========

Weighted average number of shares outstanding            8,430,000     8,430,000

See accompanying Notes to Condensed Consolidated Financial Statements.

                          F.F.O. FINANCIAL GROUP, INC.

            Condensed Consolidated Statement of Stockholders' Equity

                    For the Three Months Ended March 31, 1996
                             (Dollars in thousands)

                                                                                             Unrealized
                                                                            Retained         Gain (Loss)
                                                         Additional         Earnings,       on Securities         Total
                                          Common          Paid-in         Substantially       Available-      Stockholders'
                                           Stock          Capital          Restricted          For-Sale          Equity
                                           -----          -------          ----------          --------          ------


Balance, December 31, 1995                $ 843            17,599             244                 94             18,780

Change in unrealized gain (loss) on
  securities available-for-sale
  for the three months ended
  March 31, 1996 net of income
  taxes of $257 (unaudited)                   -                -                -               (428)             (428)

Net earnings for the three months
  ended March 31, 1996 (unaudited)            -                -               56                  -                56
                                        -------           ------              ---               ----            ------


Balance, March 31, 1996
  (unaudited)                             $ 843           17,599              300               (334)           18,408
                                        =======           ======              ===               ====            ======





See accompanying Notes to Condensed Consolidated Financial Statements.

                          F.F.O. FINANCIAL GROUP, INC.

                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)


                                                            Three Months Ended
                                                                 March 31,
                                                             ------------------
                                                            1996          1995
                                                         ---------     ---------
                                                               (unaudited)

Operating activities:
  Net earnings                                           $   56             461
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
       Depreciation of premises and equipment               137             144
       Provision for loan losses                            150             141
       Provision for losses on real estate owned              -             120
       Net amortization of deferred loan fees                39               9
       Net decrease in trading securities                 7,184             992
       Proceeds from sales of loans held for sale, net    7,171             984
       Gain on sale of loans                                (43)             (6)
       Unrealized loss on loans held for sale               111               -
       Gain on sale of real estate owned                      -             (20)
       Increase in other assets                            (501)            (38)
       Provision for deferred income taxes                   16             175
       (Increase) decrease in accrued interest receivable    64            (110)
       Increase (decrease) in accrued interest payable      (74)             53
       Increase (decrease) in other liabilities and
         due to bank                                        245            (619)
                                                            ---            ----

          Net cash provided by operating activities      14,555           2,286
                                                         ------           -----

Investing activities:
  Proceeds from maturities of investment securities       2,000           7,502
  Principal repayments on mortgage-backed securities      1,467             499
  Net increase in loans receivable                       (8,787)         (7,676)
  Proceeds from sales of real estate owned                  112             813
  Payments capitalized to real estate owned                 (55)            (18)
  Purchases of premises and equipment                      (101)            (63)
                                                           ----             ---

          Net cash provided by (used in)
           investing activities                          (5,364)          1,057
                                                         ------           -----

Financing activities:
  Net increase in deposit accounts                       19,786          12,122
  Net increase in advance payments by borrowers
    for taxes and insurance                                 613             741
  Proceeds from Federal Home Loan Bank advances          84,000          83,300
Repayments of Federal Home Loan Bank advances          (100,000)        (93,700)
                                                       --------         -------

         Net cash provided by financing activities        4,399           2,463
                                                          -----           -----

Net increase in cash and cash equivalents                13,590            5,806

Cash and cash equivalents at beginning of period         10,426            8,566
                                                         ------            -----

Cash and cash equivalents at end of period            $  24,016           14,372
                                                       ========           ======
                                                                     (continued)

                          F.F.O. FINANCIAL GROUP, INC.

                             (Dollars in thousands)


                                                            Three Months Ended
                                                                 March 31
                                                             ------------------
                                                            1996          1995
                                                         ---------     ---------
                                                               (unaudited)

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
       Income taxes                                     $     18             275
                                                        ========             ===

       Interest                                         $  3,214           2,206
                                                        ========           =====

   Noncash investing and financing activities:

       Transfers of loans to real estate owned          $    199             556
                                                        ========             ===

       Transfer of loans held for sale to loans
         receivable, at market                          $ 10,603           1,295
                                                        ========           =====




See accompanying Notes to Condensed Consolidated Financial Statements.

                          F.F.O. FINANCIAL GROUP, INC.

        Notes to Condensed Consolidated Financial Statements (unaudited)

1. GENERAL. In the opinion of the management of f.F.O. Financial group, inc. (the "Company"), the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at March 31, 1996, and the results of operations and cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the three months ended March 31, 1996, are not necessarily indicative of the operating results to be anticipated for the full year.

     F.F.O. Financial group, inc. Is a florida corporation organized in 1988 as a unitary savings and loan holding company. The accompanying unaudited condensed consolidated financial statements include the accounts of the company and its wholly-owned subsidiary, first federal savings and loan association of osceola county (the "association"), and the association's wholly-owned subsidiary, gulf american financial corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. EARNINGS PER SHARE. Earnings per share are computed by dividing net earnings by the weighted average number of shares outstanding during the period. No adjustment has been made to give effect to the shares that would be outstanding, assuming the exercise of outstanding stock options, since the impact is deemed immaterial.

3. LOAN IMPAIRMENT AND LOSSES. On January 1, 1995, the Company adopted Statements of Financial Accounting Standards No. 114 and 118 ("SFAS No. 114 and 118"). These Statements address the accounting by creditors for impairment of certain loans. The Statements generally require the Company to identify loans for which the Company probably will not receive full repayment of principal and interest, as impaired loans. The Statements require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan's effective interest rate, or at the observable market price of the loan, or the fair value of the underlying collateral if the loan is collateral dependent. The Company has implemented the Statements by modifying its quarterly review of the adequacy of the allowance for loan losses to also identify and value impaired loans in accordance with guidance in the Statements. The adoption of the Statements did not have any material effect on the results of operations for the three months ended March 31, 1996 or 1995.

     The following summarizes the amounts of impaired loans, all of which were collateral-dependent, at March 31, 1996 and December 31, 1995, and the average net investment in impaired loans and interest income recognized and received on impaired loans during the three-month periods ended March 31, 1996 and 1995 (in thousands):

                                                 March 31,          December 31,
                                                   1996                 1995
                                                   ----                 ----
                                                (unaudited)



     Loans identified as impaired:
        Gross loans with no related allowance
            for credit losses                           -                     -
        Gross loans with related allowance for
            credit losses recorded                  7,924                 6,380
        Less: Allowances on these loans            (1,658)               (1,537)
                                                   ------                ------

     Net investment in impaired loans             $ 6,266                 4,843
                                                  =======                 =====

                                                                     (continued)

                          F.F.O. FINANCIAL GROUP, INC.

3. LOAN IMPAIRMENT AND LOSSES, Continued.

                                                      For the three Months Ended
                                                              March 31,
                                                          ------------------
                                                          1996          1995
                                                       ---------     ---------
                                                               (unaudited)

     Average investment in impaired loans                $ 4,697          8,268
                                                         =======          =====
     Interest income recognized on impaired loans              -             72
                                                               ==            ==

     Interest income received on impaired loans                -             72
                                                               ==            ==


   Changes in the allowance for loan losses are as follows (in thousands):

                                                            Three Months Ended
                                                                 March 31,
                                                             ------------------
                                                            1996          1995
                                                         ---------     ---------
                                                               (unaudited)
     Beginning balance                                    $ 5,138         8,207
     Provision for loan losses                                150           141
     Charge-offs                                              (85)          (42)
     Recoveries                                                 7            34
                                                          -------         -----

       Ending balance                                     $ 5,210         8,340
                                                          =======         =====

4. REAL ESTATE OWNED. The following is a summary of the transactions in the allowance for losses on real estate owned (in thousands):

                                                            Three Months Ended
                                                                 March 31
                                                             ------------------
                                                            1996          1995
                                                         ---------     ---------
                                                               (unaudited)

     Beginning balance                                    $ 1,124         2,873
     Provision charged to operations                            -           120
     Net (charge-offs) recoveries                              51           (19)
                                                               --           ---
        Ending balance                                    $ 1,175         2,974
                                                          =======         =====

                                                                     (continued)

                          F.F.O. FINANCIAL GROUP, INC.

4. REAL ESTATE OWNED, Continued. Loss on real estate operations consists of the following ( in thousands):

                                                            Three Months Ended
                                                                 March 31
                                                             ------------------
                                                            1996          1995
                                                         ---------     ---------
                                                               (unaudited)

     Net gain on sales                                    $   -             (20)
     Operating costs                                         33             112

     Provision charged to operations                          -             120
                                                            ---             ---

          Loss on real estate operations                  $  33             212
                                                          =====             ===

5. IMPACT OF NEW ACCOUNTING STANDARDS. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which establishes financial accounting and reporting standards for stock- based employee compensation plans. The Statement requires certain disclosures about stock- based compensation arrangements, regardless of the method used to account for them, and defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, SFAS No. 123 also allows an entity to continue to measure compensation cost for stock-based compensation plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to continue using the accounting method in APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company elected to continue to utilize the intrinsic value method of accounting defined in APB Opinion No. 25. The adoption of SFAS No. 123 had no effect on the Company's financial position at March 31, 1996 or results of operations for the three months then ended. The pro forma disclosures required under SFAS No. 123, for stock options granted during 1995 and thereafter, are not required for interim condensed financial statements.

     On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65" ("SFAS No. 122"), which requires mortgage banking enterprises that acquire mortgage servicing through either the purchase or origination of mortgage loans and sell or securitize those loans with servicing retained to allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans based on their relative fair values. Mortgage banking enterprises include commercial banks and thrift institutions that conduct operations substantially similar to the primary operations of a mortgage banking enterprise. The adoption of SFAS No. 122 had no material effect on the Company's financial position at March 31, 1996 or results of operations for the three months then ended.

                          F.F.O. FINANCIAL GROUP, INC.

               Review by Independent Certified Public Accountants


Hacker, Johnson, Cohen & Grieb, the Company's independent certified public accountants, have made a limited review of the financial data as of March 31, 1996, and for the three-month periods ended March 31, 1996 and 1995 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report, furnished pursuant to Article 10 of Regulation S-X, is included herein.

          Report on Review by Independent Certified Public Accountants



The Audit Committee of the Board of Directors of F.F.O. Financial Group, Inc.
St. Cloud, Florida:

     We have reviewed the condensed consolidated balance sheet of F.F.O. Financial Group, Inc. and Subsidiaries (the "Company") as of March 31, 1996, and the related condensed consolidated statements of earnings and cash flows for the three-month periods ended March 31, 1996 and 1995, and the condensed consolidated statement of stockholders' equity for the three-month period ended March 31, 1996. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated February 2, 1996, except for Note 12, as to which the date was February 29, 1996, expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





HACKER, JOHNSON, COHEN & GRIEB
Orlando, Florida
April 24, 1996

                          F.F.O. FINANCIAL GROUP, INC.

            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


INTRODUCTION

F.F.O. Financial Group, Inc. (the "Holding Company") was incorporated in the State of Florida on June 6, 1988. On October 20, 1988, the Holding Company became the unitary savings and loan holding Company for First Federal Savings and Loan Association of Osceola County (the "Association") (together, the "Company"). The Holding Company's operations are limited to ownership of its subsidiary.

The Association is a federally chartered savings and loan association which conducts business from its headquarters and main office in Kissimmee, Florida and ten branch offices located in Central Florida. It was founded in 1934 as a mutual savings and loan association. On October 20, 1988, the Association converted to a federally chartered stock association. The Association's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits through the Savings Association Insurance Fund ("SAIF").

The Association has one wholly-owned subsidiary, Gulf American Financial Corporation, which is currently inactive.

               Comparison of March 31, 1996 and December 31, 1995

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash are from loan principal repayments, proceeds from sales of loans and maturities of investment securities, net deposit account inflows and proceeds from Federal Home Bank advances. During the three-month period ended March 31, 1996, proceeds from loan sales were $7.2 million, proceeds from maturities of investment securities were $2.0 million, net deposit account inflows were $19.8 million and proceeds from Federal Home Loan Bank advances were $84.0 million. Cash was used primarily to fund net loan disbursements of $8.7 million and repay Federal Home Loan Bank advances of $100.0 million. At March 31, 1996, the Company had approved commitments to originate real estate loans of $5.9 million. It is expected that these commitments will be funded from the sources described above.

The Association is required under federal regulations to maintain specified levels of liquid investments, which include qualifying types of U.S. government and federal agency securities, cash and other investments. Current regulations require the Association to maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts plus short term borrowings during the preceding calendar month; short-term liquid assets must consist of not less than 1% of that amount. These levels are established by the Office of Thrift Supervision ("OTS") and are adjusted periodically to reflect current conditions. The Association has generally maintained liquidity in excess of required levels. The Association's average daily liquidity ratio was 9.1% and its short-term liquidity ratio was 7.0% at March 31, 1996.

                                                                     (continued)

                          F.F.O. FINANCIAL GROUP, INC.


REGULATORY MATTERS

In accordance with applicable laws, the Association is required to maintain certain minimum regulatory capital requirements. The following is a summary of the regulatory capital requirements, the Association's capital, and the amounts in excess of such required capital as of March 31, 1996:


                                     Tangible                  Core                 Risk-Based
                                     --------                  ----                 ----------
                                                         ($ in thousands)                  % of
                                                                                           Risk-
                                           % of                      % of                Weighted
                                Amount    Assets        Amount      Assets       Amount    Assets
                                ------    ------        ------      ------       ------    ------

Regulatory capital            $ 16,564      5.4%       $ 16,564       5.4%      $ 18,431    12.5%
Requirement                      4,565      1.5           9,129       3.0         11,776     8.0
                                 -----      ---           -----       ---         ------     ---


Excess                        $ 11,999      3.9%       $  7,435       2.4%      $  6,655     4.7%
                              ========      ===         =======       ===        =======     ===


If an association is unable to comply with all of its regulatory capital requirements, the OTS may take such actions as it deems appropriate to protect the deposit insurance funds, the Association, and its depositors. Such actions may include various operating restrictions, limitations on liability growth, limitations on deposit account interest rates, and investment restrictions. As a means of limiting regulatory discretion to allow undercapitalized depository institutions to remain in operation and thereby minimizing insurance fund losses, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires the OTS and the other federal banking agencies to establish a prompt regulatory action system pursuant to which banks and thrifts will be classified, according to their capital levels, into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

Under  regulations  adopted by the federal  banking  agencies to implement these
requirements,   the  Association  met  the  capital   requirements  of  a  "well
capitalized" institution as of March 31, 1996.

The Association may not declare or pay cash dividends on its shares of Common Stock (all of which are held by the Holding Company) without prior approval of the OTS.

The FDIC has proposed a one-time assessment on all SAIF-insured deposits, in the range of 85 cents to 90 cents per $100 of domestic deposits held as of March 31, 1995. This one-time assessment is intended to recapitalize the SAIF to the required level of 125% of insured deposits, and could be payable in 1996. If the assessment is made at the proposed rate, the effect on the Association would be a pretax charge of approximately $1,897,000 (0.85% on deposits of $223.2 million at March 31, 1995), or $1,186,000 after tax (37.5% assumed tax rate). Should this occur, the Holding Company does not expect to have to contribute capital to the Association for it to remain a well capitalized institution.

                                                                     (continued)

                          F.F.O. FINANCIAL GROUP, INC.

ASSET QUALITY

The Company is required by the OTS to classify its own assets and to establish valuation allowances based in part on such classifications. These classifications are subject to review by the OTS examiners. Management of the Company reviews its loan, real estate owned and investment portfolios on a quarterly basis, classifying those assets deemed appropriate and establishing valuation allowances as appropriate. In addition, the Company continues to establish general loss allowances for unclassified loans based on its historical loss experience. An asset is classified substandard if it is determined to involve a distinct possibility that the Company could sustain some loss if deficiencies associated with the asset are not corrected. An asset is classified as doubtful if full collection is highly questionable or improbable. An asset is classified loss if it is considered uncollectible, even if a partial recovery could be expected in the future. If an asset is classified substandard or doubtful pursuant to the Company's policies, or by regulatory examiners, general allowances for losses may be established. If an asset is classified as loss, the Company is required to establish a specific allowance in an amount equal to 100% of the portion of the asset classified loss or it must charge off that amount.

Pursuant to applicable regulations, the OTS and the FDIC have the authority to require the Association to increase its loss allowance if either agency determines that the allowances are inadequate. The estimation of appropriate levels of loss allowances is a process that involves a high degree of subjectivity, and the regulatory authorities may arrive at conclusions that differ from management's regarding allowance levels. The OTS last performed an examination of the Association as of September 30, 1995. The examination was part of the OTS' routine supervision of the Association and included evaluations of the Association's loan and real estate owned loss allowances. Based upon the results of the OTS examination, management believes the Association's policies and procedures for determination of loan and real estate owned allowances are generally consistent with those used by the OTS in determining the adequacy of the loss allowances maintained by thrift institutions. However, there is no assurance that the OTS will concur with this assessment in future examinations.

The following table illustrates the Company's classified assets (in thousands):

                                                At March 31,     At December 31,
    Classification of Assets                        1996              1995
    ------------------------                        ----              ----


    Substandard                                   $ 11,682                10,914
    Doubtful                                           522                   596
    Loss                                               855                   920
                                                       ---                   ---

         Total Classified Assets                  $ 13,059                12,430
                                                  ========                ======

                          F.F.O. FINANCIAL GROUP, INC.


The Company had nonperforming assets as follows, all of which are included in the foregoing classified assets table, as of each of the dates indicated (dollars in thousands):

                                                At March 31,     At December 31,
                                                    1996              1995
                                                    ----              ----

    Nonaccrual loans                             $  3,150             2,675
    Troubled debt restructured                      4,884             4,890
    Real estate owned                               4,675             4,482
                                                   ------            ------

         Total Nonperforming Assets              $ 12,709            12,047
                                                   ======            ======

    Nonperforming Assets to Total Assets             4.16%             4.00%
                                                     ====              ====

    Allowance for loan losses                       5,210             5,138
    Allowance for REO losses                        1,175             1,124
                                                   ------            ------

        Total Allowance for Losses                $ 6,385             6,262
                                                   ======            ======

                          F.F.O. FINANCIAL GROUP, INC.

         Comparison of Results of Operations for the Three-Month Periods
                          Ended March 31, 1996 and 1995

General
Net earnings for the three-month period ended March 31, 1995 were $56,000, or $.01 per share, compared to $461,000, or $.05 per share, for the 1995 period. The decrease in net earnings for the 1996 period is primarily attributable to a decrease of $402,000 in net interest income and $359,000 in noninterest income partially offset by a decrease of $139,000 in noninterest expenses.

The following table shows selected ratios for the periods ended or at the dates indicated:

                                    Three Months                    Three Months
                                       Ended        Year Ended          Ended
                                      March 31,     December 31,      March 31,
                                       1996            1995             1995
                                   -------------    ------------     ----------

Average equity as a percentage of
  average assets                       6.18%           5.98%            6.74%

Equity to total assets at end
  of period                            6.02%           6.23%            6.78%

Return on average assets                .07%            .64%             .74%

Return on average equity               1.21%           9.17%           11.04%

Noninterest expenses to average
  assets                               3.20%           3.67%            4.08%

Nonperforming loans and real estate
  owned to total assets at end of
  period                               4.16%           4.00%            8.09%

The following table shows weighted average interest rates at the dates indicated:

                                        At               At              At
                                     March 31,      December 31,      March 31,
                                       1996             1995            1995
                                   -----------      ------------      ---------
Weighted average interest rates:
 Interest-earning assets:
  Loans                                8.30%            8.44%           8.30%
  Mortgage-backed securities           6.60%            6.59%           6.37%
  Investment securities                6.47%            6.58%           6.44%
  Other interest-earning assets        5.33%            5.56%           6.35%

    Total interest-earning assets      7.63%            7.80%           7.80%

Interest-bearing liabilities:
  Deposit accounts                     4.55%            4.50%           4.20%
  Borrowed funds                       5.60%            5.85%           6.73%

    Total interest-bearing
     liabilities                       4.60%            4.65%           4.32%

Interest-rate spread                   3.03%            3.15%           3.48%

                                                                     (continued)

                           F.F.O FINANCIAL GROUP, INC.

The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest/dividend income; (iv) interest-rate spread; and
(v) net interest margin.


                                                                                   Three Months Ended March 31,
                                                              ---------------------------------------------------------------
                                                                           1996                             1995
                                                              -------------------------------   ------------------------------
                                                                         Interest   Average                Interest    Average
                                                              Average       and      Yield/      Average     and        Yield/
                                                              Balance    Dividends    Rate       Balance   Dividends     Rate
                                                              -------    ---------    ----       -------   ---------     ----
                                                                                 (Dollars in Thousands)

Interest-earning assets:
  Loans receivable (1)                                      $ 186,210      4,018      8.63%     $ 173,379     3,994      9.21%
  Mortgage-backed securities                                   70,265      1,078      6.14%        36,351       595      6.55%
  Investment securities                                        17,972        276      6.14%        20,457       328      6.41%
  Other interest-earning assets                                 5,793         94      6.49%         2,990        61      8.15%
                                                                -----         --                    -----        --

     Total interest-earning assets                            280,240      5,466      7.80%       233,177     4,978      8.54%
                                                                           -----                              -----

  Noninterest-earning assets                                   18,996                              14,608
                                                               ------                              ------

     Total assets                                           $ 299,236                           $ 247,785
                                                            =========                           =========

Interest-bearing liabilities:
  Deposit accounts                                            259,290      2,897      4.47%       219,434     2,155      3.93%
  Borrowed funds                                               17,099        243      5.69%         6,933       104      6.00%
                                                               ------        ---                    -----       ---

     Total interest-bearing liabilities                       276,389      3,140      4.54%       226,367     2,259      3.99%
                                                                           -----                              -----

Noninterest-bearing liabilities                                 4,347                               4,716
Stockholders' equity                                           18,500                              16,702
                                                               ------                              ------

     Total liabilities and stockholders' equity             $ 299,236                           $ 247,785
                                                            =========                           =========

Net interest/dividend income                                             $ 2,326                            $ 2,719
                                                                         =======                            =======

Interest rate spread (2)                                                              3.26%                             4.55%
                                                                                      ====                              ====


Net average interest-earning assets, net
  interest margin (3)                                        $ 3,851                  3.32%       $ 6,810               4.66%
                                                             =======                  ====        =======               ====

Ratio of average interest-earning assets to
  average interest-bearing liabilities                          1.01                                 1.03
                                                                ====                                 ====

_____________________________________________
(1) Interest for three months ended March 31, 1995 includes $373,000 related to previously unaccrued interest on a loan which was brought current during the quarter.
(2) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin is net interest income divided by average interest-earning assets.

                          F.F.O. FINANCIAL GROUP, INC.

Interest Income
For the three months ended March 31, 1996, total interest income was $5.5 million, an increase of $488,000 from the same period in 1995, due primarily to a $483,000 increase in interest income on mortgage-backed securities. Interest income on loans increased due to an increase in the average balance of $12.8 million partially offset by the recognition of $373,000 of previously unaccrued interest on a loan which was brought current during the 1995 quarter. The increase in interest income on mortgage-backed securities is due to an increase of $33.9 million in the average balance outstanding partially offset by a decrease in the average yield earned. Interest and dividends on investment securities for the three months ended March 31, 1996 decreased $52,000 to $276,000 due to a decrease in the average balance and average yield earned in 1996 compared to 1995. Interest income on other interest-earning assets increased from $61,000 to $94,000, due to a increase in the average balance outstanding partially offset by a decrease in the average yields earned.

Interest Expense
Total interest expense for the three months ended March 31, 1996 was $3.1 million, an increase of $881,000 or 39.0% from the similar period in 1995. Interest expense on deposits increased from $2.2 million in the first quarter of 1995 to $2.9 million in the first quarter of 1996. The increase was attributable primarily to an increase of $39.9 million in the average deposits outstanding during 1996 compared to the 1995 period. The increase in interest expense on deposits was also the result of an increase in the average rate paid on deposits, from 3.93% to 4.47% for the three months ended March 31, 1995 and 1996, respectively. Interest expense on borrowed funds increased $139,000 or 133.7% during 1996. The increase was primarily attributable to an increase in the average borrowed funds of $10.2 million partially offset by a decrease in the average rate paid during 1996.

Provision for Loan Losses
The Company's provision for loan losses for the three months ended March 31, 1996 was $150,000, compared to $141,000 for the similar period in 1995. Management of the Company monitors the loan portfolio on a regular basis and evaluates the adequacy of the allowance for loan losses. Management believes that the allowance as of March 31, 1996 is adequate based on facts and circumstances known to it.

Noninterest Income
Noninterest income for the three-month period ended March 31, 1996 decreased $359,000 or 54.1%, compared to the same period in 1995, primarily due to a net trading account loss of $178,000 for the three-month period ended March 31, 1996 compared to a net trading account profit of $105,000 in 1995. The Company also recorded an unrealized loss on loans held for sale of $111,000 during 1996, with no corresponding unrealized loss in the 1995 period. These decreases were partially offset by an increase of $37,000 in gain on sale of loans.

Noninterest Expenses
Total noninterest expenses decreased by $139,000 or 5.5% for the three-month period ended March 31, 1996, compared to the same period in 1995. During the three months ended March 31, 1996, employee compensation and benefits decreased by $55,000 or 5.1%. Occupancy and equipment increased $21,000, or 4.7%. Loss on real estate operations decreased $179,000 primarily due to a decrease in the provision for losses on real estate owned of $120,000 and a decrease of operating costs of $79,000. Partially offsetting these decreases in 1996 were increases in marketing and advertising of $40,000 and other expenses of $26,000.

Income Taxes
The income tax provision for the three months ended March 31, 1996, was $33,000 (an effective rate of 37.1%) compared to $250,000 (an effective rate of 35.2%) for the 1995 period.

                          F.F.O. FINANCIAL GROUP, INC.

                           PART II. OTHER INFORMATION


ITEM 1. Legal Proceedings
        The Company is not engaged in any legal proceedings of a material nature at the present time. From time to time, it is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.



ITEM 6. Exhibits and Reports on Form 8-K
        a. Exhibits - None
        b. Report on Form 8-K - None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          F.F.O. FINANCIAL GROUP, INC.
                                  (Registrant)


Date: May 8, 1996                          By: /s/JAMES B. DAVIS
      ------------------------------           --------------------------------
                                               James B. Davis,
                                               President and Chief Executive
                                                 Officer



Date: May 8, 1996                         By: /s/PHYLLIS A. ELAM
      -----------------------------           ---------------------------------
                                              Phyllis A. Elam,
                                              Senior Vice President and Chief
                                                Financial Officer