Form 10-Q
period 1996-06-30
FFO FINANCIAL GROUP INC
filed 1996-08-13
CIK 836819

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
- ---      SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    -----------------

                         COMMISSION FILE NUMBER 0-17194

                          F.F.O. FINANCIAL GROUP, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



        Florida                                            59-2899802
- ------------------------                                -------------------
(STATE OR OTHER JURISDICTION                             (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)


2013 Live Oak Boulevard, St. Cloud, Florida                 34771-8462
- -------------------------------------------                 ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (Zip Code)



REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (407) 892-1200
                                                    --------------

- --------------------------------------------------------------------------------

   FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days  Yes   X   No
                                              -----    -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock, par value $.10 per share                                     8,430,000 shares outstanding at August 8, 1996
- --------------------------------------                                     ----------------------------------------------

                          F.F.O. FINANCIAL GROUP, INC.

                                     INDEX


PART I. FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS                                                                               PAGE
                                                                                                             ----
         Condensed Consolidated Balance Sheets -
              June 30, 1996 (unaudited) and December 31, 1995 . . . . . . . . . . . . . . . . . . . . . .     2

         Condensed Consolidated Statements of Earnings -
              Three and Six months ended June 30, 1996 and 1995 (unaudited) . . . . . . . . . . . . . . .     3

         Condensed Consolidated Statement of Stockholders' Equity -
              Six months ended June 30, 1996 (unaudited) .  . . . . . . . . . . . . . . . . . . . . . . .     4

         Condensed Consolidated Statements of Cash Flows -
              Six months ended June 30, 1996 and 1995 (unaudited) . . . . . . . . . . . . . . . . . . . .   5-6

         Notes to Condensed Consolidated Financial Statements (unaudited) . . . . . . . . . . . . . . . .   7-9

         Review by Independent Certified Public Accountants . . . . . . . . . . . . . . . . . . . . . . .    10

         Report on Review by Independent Certified Public Accountants . . . . . . . . . . . . . . . . . .    11

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12-20

PART II. OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . . . . . . . . . . . . . . .    21

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21

SIGNATURES . . . . . . . . . . . .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22

                          F.F.O. FINANCIAL GROUP, INC.

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                         JUNE 30,    DECEMBER 31,
                                                                                         --------    ------------
                                                                                           1996            1995
                                                                                           ----            ----
    ASSETS                                                                            (UNAUDITED)
Cash and due from banks
                                                                                        $   5,401           6,989
Interest-bearing deposits in other banks                                                   21,404           2,768
Federal funds sold                                                                            -               669
                                                                                        ---------         -------

         Cash and cash equivalents                                                         26,805          10,426

Investment securities available-for-sale, at market value                                    -             10,019
Investment trading securities, at market value                                              6,916           9,401
Mortgage-backed securities held-to-maturity, at cost
    (market value of $16,565 and $17,046)                                                  16,524          17,636
Mortgage-backed securities available-for-sale, at market value                             37,565          39,813
Mortgage-backed trading securities, at market value                                        10,993          13,675
Loans receivable, net                                                                     185,396         161,190
Loans held for sale, at lower of cost or market value                                       9,091          22,765
Real estate owned, net                                                                        641           3,358
Premises and equipment, net                                                                 5,540           5,700
Federal Home Loan Bank stock                                                                2,514           2,514
Accrued interest receivable                                                                 1,741           1,821
Deferred income tax asset
                                                                                            2,178           2,249
Prepaid expenses and other assets                                                           1,151             918
                                                                                        ---------         -------

         Total                                                                          $ 307,055         301,485
                                                                                        =========         =======

    LIABILITIES AND STOCKHOLDERS' EQUITY

Deposit accounts                                                                          262,755         248,936
Accrued interest on deposit accounts                                                          165             282
Due to bank                                                                                 1,029           1,120
Advances from Federal Home Loan Bank                                                       20,000          30,000
Advance payments by borrowers for taxes and insurance                                       2,235             819
Other liabilities                                                                           1,766           1,548
                                                                                        ---------         -------

         Total liabilities                                                                287,950         282,705
                                                                                        ---------         -------
Stockholders' equity:
    Preferred stock                                                                           -               -
    Common stock                                                                              843             843
    Additional paid-in capital                                                             17,599          17,599
    Retained earnings                                                                         822             244
    Unrealized gain (loss) on securities available-for-sale                                  (159)             94
                                                                                        ---------         -------
         Total stockholders' equity                                                        19,105          18,780
                                                                                        ---------         -------
         Total                                                                          $ 307,055         301,485
                                                                                        =========         =======



See Notes to Condensed Consolidated Financial Statements.

                          F.F.O. FINANCIAL GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                     JUNE 30,                    JUNE 30,
                                                           -------------------------    ---------------------------
                                                              1996           1995           1996           1995
                                                              ----           ----           ----           ----
                                                                  (UNAUDITED)                   (UNAUDITED)
Interest income:
    Interest and fees on loans                          $    4,072          3,811          8,090          7,805
    Interest on mortgage-backed securities                   1,035            462          2,113          1,057
    Interest on investment securities                          212            404            488            732
    Interest on other interest-earning assets                   79            103            173            164
                                                        ----------     ----------    -----------     ----------

            Total interest income                            5,398          4,780         10,864          9,758
                                                        ----------     ----------    -----------     ----------

Interest expense:
    Deposit accounts                                         2,906          2,433          5,803          4,588
    Borrowings                                                  36             44            279            148
                                                        ----------     ----------    -----------     ----------

            Total interest expense                           2,942          2,477          6,082          4,736
                                                        ----------     ----------    -----------     ----------

            Net interest income                              2,456          2,303          4,782          5,022

Provision for loan losses                                       -              30            150            171
                                                        ----------     ----------    -----------     ----------

            Net interest income after provision
                 for loan losses                             2,456          2,273          4,632          4,851
                                                        ----------     ----------    -----------     ----------

Noninterest income:
    Fees and service charges                                   519            445          1,027            948
    Net trading account profit (loss)                         (145)            58           (323)           163
    Gain on sale of mortgage-backed securities                  -              63             -              63
    Gain on sale of loans                                       -              31             43             37
    Unrealized loss on loans held for sale                    (165)            -            (276)            -
    Other                                                      354             68            396            117
                                                        ----------     ----------    -----------     ----------

            Total noninterest income                           563            665            867          1,328
                                                        ----------     ----------    -----------     ----------

Noninterest expenses:
    Employee compensation and benefits                       1,034            989          2,050          2,060
    Occupancy and equipment                                    489            448            956            894
    FDIC insurance premiums                                    179            157            352            315
    Marketing and advertising                                  102             80            234            172
    Data processing                                            171            144            322            288
    Legal and professional fees                                103             70            175            124
    Printing and office operations                              69             58            147            161
    Telephone expense                                           73             64            144            142
    Loss (gain) on real estate operations                     (243)           254           (210)           466
    Other                                                      210            164            408            337
                                                        ----------     ----------    -----------     ----------

            Total noninterest expenses                       2,187          2,428          4,578          4,959
                                                        ----------     ----------    -----------     ----------

Earnings before provision for income taxes                     832            510            921          1,220

Provision for income taxes                                     310            174            343            424
                                                        ----------     ----------    -----------     ----------

            Net earnings                                $      522            336            578            796
                                                        ==========     ==========    ===========     ==========

Net earnings per share of common stock                         .06            .04            .07            .09
                                                        ==========     ==========    ===========     ==========

Dividends per share                                     $       -              -             -              -
                                                        ==========     ==========    ===========     ==========

Weighted average number of shares                        8,430,000      8,430,000      8,430,000      8,430,000
                                                        ==========     ==========    ===========     ==========





See Notes to Condensed Consolidated Financial Statements.

                          F.F.O. FINANCIAL GROUP, INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                             (DOLLARS IN THOUSANDS)


                                                                                       UNREALIZED
                                                                                      GAIN (LOSS)
                                                         ADDITIONAL                 ON SECURITIES        TOTAL
                                           COMMON         PAID-IN       RETAINED       AVAILABLE-   STOCKHOLDERS'
                                            STOCK         CAPITAL       EARNINGS        FOR-SALE         EQUITY
                                           ---------    -----------   ------------     ----------      ----------
Balance, December 31, 1995                  $ 843           17,599          244           94             18,780

Change in unrealized gain (loss)
    on securities available-for-
    sale for the six months
    ended June 30, 1996
    net of income taxes
    of $152 (unaudited) -                      -               -           (253)        (253)

Net earnings for the six months
    ended June 30, 1996 (unaudited)            -               -            578           -                 578
                                            -----           ------         ----         ----             ------

Balance, June 30, 1996
    (unaudited)                             $ 843           17,599          822         (159)            19,105
                                            =====           ======         ====         ====             ======





See Notes to Condensed Consolidated Financial Statements.

                          F.F.O. FINANCIAL GROUP, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                       ------------------------
                                                                                       1996                1995
                                                                                       ----                ----
                                                                                              (UNAUDITED)
Operating activities:
    Net earnings                                                                  $     578                 796
    Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
         Depreciation of premises and equipment                                         273                 294
         Provision for loan losses                                                      150                 171
         Provision for losses on real estate owned                                      -                   240
         Provision for deferred income taxes, net                                       223                  81
         Net decrease (increase) in trading securities                                5,168              (8,117)
         Net amortization of deferred loan fees                                          34                   8
         Proceeds from sale of loans held for sale, net                              14,242               3,454
         Originations of loans held for sale                                           (801)                 -
         Gain on sale of mortgage-backed securities                                      -                  (63)
         Gain on sale of real estate owned                                             (233)                (20)
         Gain on sale of loans                                                          (43)                (37)
         Unrealized loss on loans held for sale                                         276                 -
         Decrease (increase) in accrued interest receivable                              80                (241)
         (Increase) decrease in other assets                                           (233)                530
         (Decrease) increase in accrued interest payable                               (117)                 78
         Increase (decrease) in other liabilities and due to bank                       127                (495)
                                                                                  ---------            --------

            Net cash provided by (used in) operating activities                      19,724              (3,321)
                                                                                  ---------            --------

Investing activities:
    Proceeds from sales and maturities of investment securities                      10,019              15,166
    Principal repayments on mortgage-backed securities                                2,955               1,113
    Net increase in loans receivable                                                (22,333)            (15,341)
    Payments capitalized to real estate owned                                           (78)                 -
    Proceeds from sale of real estate owned                                             970               1,702
    Purchase of premises and equipment                                                 (113)               (164)
                                                                                  ---------            --------

            Net cash (used in) provided by investing activities                      (8,580)              2,476
                                                                                  ---------            --------

Financing activities:
    Net increase in deposit accounts                                                 13,819              22,397
    Net increase in advance payments by borrowers for taxes
         and insurance                                                                1,416               1,444
    Proceeds from Federal Home Loan Bank advances                                   116,000             118,800
    Repayments of Federal Home Loan Bank advances                                  (126,000)           (140,200)
                                                                                  ---------            --------

            Net cash provided by financing activities                                 5,235               2,441
                                                                                  ---------            --------

Net increase in cash and cash equivalents                                            16,379               1,596

Cash and cash equivalents at beginning of period                                     10,426               8,566
                                                                                  ---------            --------

Cash and cash equivalents at end of period                                        $  26,805              10,162
                                                                                  =========            ========

                                                                     (continued)

                          F.F.O. FINANCIAL GROUP, INC.

                             (DOLLARS IN THOUSANDS)


                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                       --------------------------
                                                                                       1996                  1995
                                                                                       ----                  ----
                                                                                               (UNAUDITED)
Supplemental disclosures of cash flow information:
    Cash paid (refunds received) during the period for:
       Income taxes                                                                    $  (223)               528
                                                                                       =======              =====

       Interest                                                                        $ 6,199              4,658
                                                                                       =======              =====

    Noncash investing and financing activities:

       Transfers of loans to real estate owned                                         $   292              3,702
                                                                                       =======              =====

       Loans originated for the sale of real estate owned                              $ 2,350              1,104
                                                                                       =======              =====





See Notes to Condensed Consolidated Financial Statements.

                          F.F.O. FINANCIAL GROUP, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL. In the opinion of the management of F.F.O. Financial Group, Inc. (the "Company"), the accompan ying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals ) necessary to present fairly the financial position at June 30, 1996, and the results of operations for the three-month and six-month periods ended June 30, 1996 and 1995 and the cash flows for the six-month periods ended June 30, 1996 and 1995. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders for the year ended December 31, 1995. The results of operations for the six months ended June 30, 1996, are not necessarily indicative of the operating results to be anticipated for the full year.

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

3. LOAN IMPAIRMENT AND LOSSES. On January 1, 1995, the Company adopted Statements of Financial Accounting Standards No. 114 and 118 ("SFAS No. 114 and 118"). These Statements address the accounting by creditors for impairment of certain loans. The Statements generally require the Company to identify loans for which the Company probably will not receive full repayment of principal and interest, as impaired loans. The Statements require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan's effective interest rate, or at the observable market price of the loan, or the fair value of the underlying collateral if the loan is collateral dependent. The Company has implemented the Statements by modifying its quarterly review of the adequacy of the allowance for loan losses to also identify and value impaired loans in accordance with guidance in the Statements. The adoption of the Statements did not have any material effect on the results of operations for the six months ended June 30, 1996 or 1995.

       The following summarizes the amounts of impaired loans, all of which were collateral-dependent, at June 30, 1996 and December 31, 1995, and the average net investment in impaired loans and interest income recognized and received on impaired loans during the three- and six-month periods ended June 30, 1996 and 1995 (in thousands):

                                                                                        JUNE 30,    DECEMBER 31,
                                                                                        --------    ------------
                                                                                          1996          1995
                                                                                          ----          ----
                                                                                      (UNAUDITED)
            Loans identified as impaired:
                 Gross loans with no related allowance for
                     credit losses                                                      $     -               -
                 Gross loans with related allowance for credit
                     losses recorded                                                       8,072           6,380
                 Less: Allowances on these loans                                          (1,524)         (1,537)
                                                                                        --------       ---------

            Net investment in impaired loans                                            $  6,548           4,843
                                                                                        ========       =========

                                                                     (continued)

                          F.F.O. FINANCIAL GROUP, INC.

                                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                          JUNE 30,                 JUNE 30,
                                                                 -----------------------   ----------------------
                                                                     1996         1995        1996         1995
                                                                     ----         ----        ----         ----
                                                                        (UNAUDITED)              (UNAUDITED)

         Average investment in impaired loans                       $ 6,407        5,305       5,552        6,586
                                                                    =======        =====       =====        =====
         Interest income recognized on impaired loans               $   121           65         239          137
                                                                    =======        =====       =====        =====
         Interest income received on impaired loans                 $   121           65         239          137
                                                                    =======        =====       =====        =====

    The activity in the allowance for loan losses is as follows (dollars in thousands):


                                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                          JUNE 30,                 JUNE 30,
                                                                 -----------------------   ----------------------
                                                                     1996         1995        1996         1995
                                                                     ----         ----        ----         ----
                                                                         (UNAUDITED)              (UNAUDITED)

            Beginning balance                                       $ 5,210        8,340       5,138        8,207
            Provision for loan losses                                    -            30         150          171
            Charge-offs                                                 (83)      (2,335)       (168)      (2,377)
            Recoveries                                                    4            3          11           37
                                                                    -------       ------       -----       ------

            Ending balance                                          $ 5,131        6,038       5,131        6,038
                                                                    =======       ======      ======      =======

4. REAL ESTATE OWNED. The following is a summary of the transactions in the allowance for losses on real estate owned (dollars in thousands):


                                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                          JUNE 30,                 JUNE 30,
                                                                 -----------------------   ----------------------
                                                                     1996         1995        1996         1995
                                                                     ----         ----        ----         ----
                                                                        (UNAUDITED)              (UNAUDITED)
            Beginning balance                                       $ 1,175        2,974       1,124        2,873
            Provision charged to operations                              -           120          -           240
            Net (charge-offs) recoveries                                 (7)      (1,852)         44       (1,871)
                                                                    -------       ------       -----       ------

            Ending balance                                          $ 1,168        1,242       1,168        1,242
                                                                    =======       ======       =====       ======

         Loss on real estate operations consists of the following (dollars in thousands):


                                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                         JUNE 30,                  JUNE 30,
                                                                  ----------------------     --------------------
                                                                     1996         1995        1996         1995
                                                                     ----         ----        ----         ----
                                                                         (UNAUDITED)              (UNAUDITED)
            Net gain on sale of real estate owned                    $(233)           -         (233)        (20)
            Net operating (profit) loss                                (10)          134          23         246
            Provision charged to operations                             -            120          -          240
                                                                     -----           ---        ----         ---

            Net (gain) loss on real estate operations                $(243)          254        (210)        466
                                                                     =====           ===        ====         ===

                                                                     (continued)

                          F.F.O. FINANCIAL GROUP, INC.


5.  IMPACT OF NEW ACCOUNTING STANDARDS.   On January 1, 1996, the Company
       adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), which establishes financial accounting and reporting standards for stock-based employee compensation plans. The Statement requires certain disclosures about stock-based compensation arrangements, regardless of the method used to account for them, and defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, SFAS No. 123 also allows an entity to continue to measure compensation cost for stock-based compensation plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to continue using the accounting method in APB Opinion No. 25 must make pro forma disclosures of net earnings and earnings per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company elected to continue to utilize the intrinsic value method of accounting defined in APB Opinion No. 25. The adoption of SFAS No. 123 had no effect on the Company's financial position at June 30, 1996 or results of operations for the six months then ended. The pro forma disclosures required under SFAS No. 123, for stock options granted during 1995 and thereafter, are not required for interim condensed financial statements.

       On January 1, 1996, the Company adopted Statement of Financial
       Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65" ("SFAS No. 122"), which requires mortgage banking enterprises that acquire mortgage servicing through either the purchase or origination of mortgage loans and sell or securitize those loans with servicing retained to allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans based on their relative fair values. Mortgage banking enterprises include commercial banks and thrift institutions that conduct operations substantially similar to the primary operations of a mortgage banking enterprise. The adoption of SFAS No. 122 had no material effect on the Company's financial position at June 30, 1996 or results of operations for the six months then ended.

6. FUTURE ACCOUNTING REQUIREMENTS. In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). This Statement provides accounting and reporting standards for transfers and servicing of financial assets as well as extinguishments of liabilities. This Statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. SFAS No. 125 will supercede SFAS No. 122, however, the major provisions of SFAS No. 122 are included in SFAS No. 125. Management of the Company does not expect SFAS No. 125 to have a material effect on the Company's financial statements.

                          F.F.O. FINANCIAL GROUP, INC.

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


       Hacker, Johnson, Cohen & Grieb, the Company's independent certified public accountants, have made a limited review of the financial data as of June 30, 1996, and for the three-month and six-month periods ended June 30, 1996 and 1995 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

       Their report, furnished pursuant to Article 10 of Regulation S-X, is included herein.

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Audit Committee of the Board of Directors
F.F.O. Financial Group, Inc.
St. Cloud, Florida:

    We have reviewed the condensed consolidated balance sheet of F.F.O. Financial Group, Inc. and Subsidiaries (the "Company") as of June 30, 1996, and the related condensed consolidated statements of earnings for the three-month and six-month periods ended June 30, 1996 and 1995, the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1996 and 1995, and the condensed consolidated statement of stockholders' equity for the six-month period ended June 30, 1996. These financial statements are the responsibility of the Company's management.

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

    We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 2, 1996, except for Note 12, as to which the date was February 29, 1996, expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995, is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.





HACKER, JOHNSON, COHEN & GRIEB
Orlando, Florida
August 2, 1996

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

               COMPARISON OF JUNE 30, 1996 AND DECEMBER 31, 1995

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of cash are from principal repayments on loans and mortgage-backed securities, proceeds from sales of loans and maturities of investment securities, net deposit account inflows and proceeds from Federal Home Bank advances. During the six-month period ended June 30, 1996, proceeds from loan sales were $14.2 million, proceeds from maturities of investment securities were $10.0 million, net deposit account inflows were $13.8 million and proceeds from Federal Home Loan Bank advances were $116.0 million. Cash was used primarily to fund net loan disbursements of $23.1 million and repay Federal Home Loan Bank advances of $126.0 million. At June 30, 1996, the Company had approved commitments to fund $12.2 million of the undisbursed portion of existing first mortgage loans, and to originate real estate loans of $3.5 million. It is expected that these commitments will be funded from the sources described above.

The Association is required under federal regulations to maintain specified levels of liquid investments, which include qualifying types of U.S. government and federal agency securities, cash and other investments. Current regulations require the Association to maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts plus short term borrowings during the preceding calendar month; short-term liquid assets must consist of not less than 1% of that amount. These levels are established by the Office of Thrift Supervision ("OTS") and are adjusted periodically to reflect current conditions. The Association has generally maintained liquidity in excess of required levels. The Association's average daily liquidity ratio was 6.2% and its short-term liquidity ratio was 5.9% at June 30, 1996.

                                                                     (continued)

                          F.F.O. FINANCIAL GROUP, INC.


REGULATORY MATTERS

In accordance with applicable laws, the Association is required to maintain certain minimum regulatory capital requirements. The following is a summary of the regulatory capital requirements, the Association's capital, and the amounts in excess of such required capital as of June 30, 1996:


                                                TANGIBLE                  CORE                    RISK-BASED
                                          --------------------    ---------------------      --------------------
                                                                    ($ IN THOUSANDS)
                                                                                                           % OF
                                                                                                           RISK
                                                         % OF                     % OF                   WEIGHTED
                                          AMOUNT        ASSETS    AMOUNT         ASSETS      AMOUNT        ASSETS
                                          ------        ------    ------         ------      ------        ------
Regulatory capital                      $ 17,172         5.6%    $ 17,172          5.6%     $ 19,085         12.7%
Requirement                                4,581         1.5        9,162          3.0        12,047          8.0
                                        --------         ---     --------          ---      --------         ----

Excess                                  $ 12,591         4.1%    $  8,010          2.6%     $  7,038          4.7%
                                        ========         ===     ========          ===      ========         ====

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

Under regulations adopted by the federal banking agencies to implement these requirements, the Association met the capital requirements of a "well capitalized" institution as of June 30, 1996.

The Association may not declare or pay cash dividends on its shares of Common Stock (all of which are held by the Holding Company) without prior approval of the OTS.

The FDIC recently established a new assessment rate schedule of 0 to 27 basis points for Bank Insurance Fund ("BIF") members. Approximately 92% of BIF members pay only the $2,000 per year legal minimum insurance premium. The FDIC retained the existing assessment rate schedule of 23 to 31 basis points applicable to SAIF member institutions. In announcing the rule, the FDIC noted that the premium differential may have adverse consequences for SAIF members, including reduced earnings and an impaired ability to raise funds in the capital markets. In addition, SAIF members, such as the Association, could be placed at a disadvantage to BIF members with respect to pricing of loans and deposits and the ability to achieve lower operating costs. Legislation pending in Congress would impose a one-time assessment of between 85 and 90 basis points on the amount of deposits held by SAIF-member institutions, including the Association, to recapitalize the SAIF fund. If the assessment is made at the proposed rate, the effect on the Association would be a pretax charge of approximately $1,897,000 (0.85% on deposits of $223.2 million at March 31, 1995), or $1,186,000 after tax (37.5% assumed tax rate). Should this occur, the Holding Company does not expect to have to contribute capital to the Association for it to remain a well-capitalized institution.

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

The following table sets forth the Company's classified assets (dollars in thousands):

                                                                                 AT JUNE 30,      AT DECEMBER 31,
                                                                                 -----------      ---------------
            CLASSIFICATION OF ASSETS                                                 1996               1995
            ------------------------                                                 ----               ----
            Substandard                                                            $  9,297            10,914
            Doubtful                                                                    148               596
            Loss                                                                        805               920
                                                                                   --------            ------

                 Total classified assets                                           $ 10,250            12,430
                                                                                   ========            ======

                                                                     (continued)

                          F.F.O. FINANCIAL GROUP, INC.


The Company had nonperforming assets as follows, all of which are included in the foregoing classified assets table, as of each of the dates indicated (dollars in thousands):


                                                                                   AT JUNE 30,    AT DECEMBER 31,
                                                                                   -----------    ---------------
                                                                                      1996             1995
                                                                                      ----             ----
         Nonaccrual loans                                                            $ 3,187            2,675
         Troubled debt restructured                                                    4,876            4,890
         Real estate owned                                                             1,809            4,482
                                                                                     -------           ------

            Total nonperforming assets                                               $ 9,872           12,047
                                                                                     =======           ======

         Nonperforming assets to total assets                                           3.21%            4.00%
                                                                                     =======           ======

         Allowance for loan losses                                                     5,131            5,138
         Allowance for REO losses                                                      1,168            1,124
                                                                                     -------           ------

            Total allowance for losses                                               $ 6,299            6,262
                                                                                     =======           ======

                          F.F.O. FINANCIAL GROUP, INC.

                      COMPARISON OF RESULTS OF OPERATIONS

GENERAL
Net earnings for the six-month period ended June 30, 1996 were $578,000 compared to $796,000 for the 1995 period. The decrease in net earnings for the 1996 period was primarily attributable to a decrease in net interest income of $240,000 and a decrease in noninterest income of $461,000, partially offset by a decrease in noninterest expenses of $381,000.

The following table shows selected ratios for the periods ended or at the dates indicated:

                                                                 SIX MONTHS                           SIX MONTHS
                                                                   ENDED           YEAR ENDED             ENDED
                                                                   JUNE 30,        DECEMBER 31,          JUNE 30,
                                                                    1996              1995                 1995
                                                                 ----------       ------------          ---------
         Average equity as a percentage of
           average assets                                            6.42%              5.98%              6.91%

         Equity to total assets at end of period                     6.22%              6.23%              6.96%

         Return on average assets                                     .39%               .64%               .64%

         Return on average equity                                    6.06%              9.17%              9.24%

         Noninterest expenses to average assets                      3.08%              3.67%              3.98%

         Nonperforming loans and real estate
           owned to total assets at end of period                    3.21%              4.00%              5.71%

The following table shows weighted average interest rates at the dates indicated:

                                                                      AT               AT                  AT
                                                                   JUNE 30,       DECEMBER 31,           JUNE 30,
                                                                    1996              1995                1995
                                                                 ----------       ------------         ----------
         Weighted average interest rates:
          Interest-earning assets:
            Loans                                                   8.19%              8.44%              8.61%
            Mortgage-backed securities                              6.60%              6.59%              5.82%
            Investment securities                                   7.46%              6.58%              6.69%
            Other interest-earning assets                           5.34%              5.56%              6.16%

               Total interest-earning assets                        7.62%              7.80%              8.01%

          Interest-bearing liabilities:
             Deposit accounts                                       4.29%              4.50%              4.60%
             Borrowed funds                                         5.60%              5.85%               -  %

               Total interest-bearing liabilities                   4.38%              4.65%              4.60%

           Interest-rate spread                                     3.24%              3.15%              3.41%

                                                                     (continued)

                          F.F.O FINANCIAL GROUP, INC.

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest-rate spread; and (v) net interest margin.


                                                                      THREE MONTHS ENDED JUNE 30,
                                                ---------------------------------------------------------------------
                                                             1996                                   1995
                                                -------------------------------        ------------------------------
                                                           INTEREST     AVERAGE                  INTEREST     AVERAGE
                                                AVERAGE      AND         YIELD/        AVERAGE     AND         YIELD/
                                                BALANCE    DIVIDENDS     RATE          BALANCE   DIVIDENDS     RATE
                                                -------    ---------   --------        -------   ---------   --------
                                                                         (DOLLARS IN THOUSAND)
Interest-earning assets:
    Loans receivable                          $ 191,114        4,072       8.52%     $ 179,643      3,811        8.49%
    Mortgage-backed securities                   67,224        1,035       6.16%        29,685        462        6.23%
    Investment securities                        13,955          212       6.07%        24,819        404        6.51%
    Other interest-earning assets                 4,630           79       6.83%         5,296        103        7.78%
                                              ---------     --------       ----      ---------     ------        ----
         Total interest-earning assets          276,923        5,398       7.80%       239,443      4,780        7.99%
                                                            --------                               ------
Noninterest-earning assets                       17,234                                 12,444


         Total assets                         $ 294,157                              $ 251,887
                                              =========                              =========
Interest-bearing liabilities:
    Deposit accounts                            267,113        2,906       4.35%       225,639      2,433        4.31%
    Borrowed funds                                2,747           36       5.24%         2,907         44        6.05%
                                              ---------     --------       ----      ---------     ------        ----

         Total interest-bearing liabilities     269,860        2,942       4.36%       228,546      2,477        4.34%


Noninterest-bearing liabilities                   5,834                                  5,723
Stockholders' equity                             18,463                                 17,618
                                              ---------                              ---------

         Total liabilities and
            stockholders' equity              $ 294,157                              $ 251,887
                                              =========                              =========

Net interest income                                         $  2,456                              $ 2,303
                                                            ========                              =======

Interest-rate spread (1)                                                   3.44%                                  3.65%
                                                                           ====                                   ====

Net average interest-earning assets, net
   interest margin (2)                        $   7,063                    3.55%     $  10,897                    3.85%
                                              =========                    ====      =========                    ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities            1.03                                   1.05
                                                   ====                                   ====

- --------------------------------

(1) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(2) Net interest margin is net interest income divided by average interest-earning assets.

                          F.F.O FINANCIAL GROUP, INC.

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest-rate spread; and (v) net interest margin.


                                                                            THREE MONTHS ENDED JUNE 30,
                                                ---------------------------------------------------------------------

                                                             1996                                   1995
                                                -------------------------------        ------------------------------
                                                           INTEREST     AVERAGE                  INTEREST     AVERAGE
                                                AVERAGE      AND         YIELD/        AVERAGE     AND         YIELD/
                                                BALANCE    DIVIDENDS     RATE          BALANCE   DIVIDENDS     RATE
                                                -------    ---------   --------        -------   ---------   --------

                                                                      (DOLLARS IN THOUSANDS)
Interest-earning assets:
    Loans receivable (1)                      $ 188,662        8,090       8.58%     $ 176,511       7,805       8.84%
    Mortgage-backed securities                   68,745        2,113       6.15%        33,018       1,057       6.40%
    Investment securities                        13,450          488       7.26%        22,638         732       6.47%
    Other interest-earning assets                 4,973          173       6.96%         4,282         164       7.66%
                                              ---------        -----       ----      ---------       -----       ----

         Total interest-earning assets          275,830       10,864       7.88%       236,449       9,758       8.25%

Noninterest-earning assets                       21,167                                 12,928
                                              ---------                              ---------

         Total assets                         $ 296,997                              $ 249,377
                                              =========                              =========

Interest-bearing liabilities:
    Deposit accounts                            263,201        5,803       4.41%       222,536       4,588       4.12%
    Borrowed funds                                9,923          279       5.62%         4,920         148       6.02%
                                              ---------       ------                 ---------      ------

         Total interest-bearing liabilities     273,124        6,082       4.45%       227,456       4,736       4.16%
                                                              ------                                ------

Noninterest-bearing liabilities                   5,091                                  4,682
Stockholders' equity                             18,782                                 17,239
                                              ---------                              ---------

         Total liabilities and
            stockholders' equity              $ 296,997                              $ 249,377
                                              =========                              =========

Net interest income                                           $4,782                                 $5,022
                                                              ======                                 ======

Interest-rate spread (2)                                                   3.43%                                 4.09%
                                                                           ====                                  ====

Net average interest-earning assets, net
    interest margin (3)                       $   2,706                    3.47%     $   8,993                   4.25%
                                              =========                    ====      =========                   ====

Ratio of average interest-earning assets to
    average interest-bearing liabilities           1.01                                   1.04
                                                   ====                                   ====

- --------------------------------

(1) Interest for six months ended June 30, 1995, includes $373,000 related to previously unaccrued interest on a loan which was brought current during the first quarter.
(2) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin is net interest income divided by average interest-earning assets.

                          F.F.O. FINANCIAL GROUP, INC.

         COMPARISON OF THREE-MONTH PERIODS ENDED JUNE 30, 1996 AND 1995

INTEREST INCOME
For the three months ended June 30, 1996, total interest income was $5.4 million, an increase of $618,000 from the same period in 1995, due primarily to a $573,000 increase in interest income on mortgage-backed securities and a $261,000 increase in interest on loans. This was partially offset by a decrease of $192,000 in interest income on investment securities. The increase in interest income on loans was primarily the result of an increase in average loans outstanding from $179.6 million for the three-month period ended June 30, 1995 to $191.1 million for the comparable period in 1996, as well as an increase in the average yield earned during the 1996 period. The increase in interest income on mortgage-backed securities was due to a $37.5 million increase in the average balance outstanding partially offset by a decrease in the average yield earned on those securities during the three months ended June 30, 1996 compared to the 1995 period. The decrease in interest income on investment securities was due to a reduction of $10.9 million in the average balance outstanding during the three months ended June 30, 1996 compared to the 1995 period, as well as a reduction in the average yield earned from 6.51% during the 1995 period to 6.07% during the 1996 period.

INTEREST EXPENSE
Total interest expense for the three months ended June 30, 1996 was $2.9 million, an increase of $465,000 from the same period in 1995. Interest expense on deposits increased from $2.4 million in the second quarter of 1995 to $2.9 million in the second quarter of 1996. The increase was primarily due to an increase of $41.5 million in the average deposits outstanding during the 1996 period. The increase in interest expense on deposits was also the result of an increase in the average rate paid on deposits, from 4.31% to 4.35% for the three months ended June 30, 1995 and 1996, respectively.

PROVISION FOR LOAN LOSSES
The Company did not record a provision for loan losses for the three months ended June 30, 1996 compared to $30,000 for the same period in 1995. Management of the Company monitors the loan portfolio on a regular basis and evaluates the adequacy of the allowance for loan losses. Management believes that the allowance as of June 30, 1996 was adequate based on facts and circumstances known to them at that time.

NONINTEREST INCOME
Noninterest income for the three-month period ended June 30, 1996 decreased $102,000 or 15.3%, compared to the same period in 1995, primarily due to a net trading account loss of $145,000 for the three-month period ended June 30, 1996 and the recording of $165,000 to reflect the unrealized loss on loans held for sale at June 30, 1996. The Company had a trading securities portfolio profit of $58,000, and no unrealized losses on loans held for sale during the 1995 period. Those decreases were partially offset by an increase of $286,000 in other noninterest income due primarily to a refund of $312,000 related to a 1983 housing bond program.

NONINTEREST EXPENSES
Total noninterest expenses decreased by $241,000 or 9.9% for the three-month period ended June 30, 1996, compared to the same period in 1995. This decrease was primarily due to a gain of $243,000 on real estate operations in the second quarter of 1996 compared to a loss of $254,000 in the same quarter of 1995, partially offset by increases in employee compensation and benefits, occupancy and equipment and other noninterest expenses.

INCOME TAXES
The income tax provision for the three months ended June 30, 1996, was $310,000 (an effective rate of 37.3%) compared to $174,000 (an effective rate of 34.1%) for the 1995 period.

                          F.F.O. FINANCIAL GROUP, INC.

          COMPARISON OF SIX-MONTH PERIODS ENDED JUNE 30, 1996 AND 1995

INTEREST INCOME
For the six months ended June 30, 1996, total interest income was $10.9 million, an increase of $1.1 million from the same period in 1995, due primarily to an $1.1 million increase in interest income on mortgage-backed securities and a $285,000 increase in interest on loans, partially offset by a decrease of $244,000 in interest income on investment securities. The increase in interest income on loans was primarily the result of a $12.2 million increase in average loans outstanding for the six months ended June 30, 1996 compared with the same 1995 period, partially offset by a decrease in average yield earned during the period. The increase in interest income on mortgage-backed securities was due to a $35.7 million increase in the average balance of those securities outstanding during the 1996 period. Interest income on investment securities decreased primarily due to a decrease in the average balance outstanding, partially offset by an increase in the average yield earned on those securities in 1996 compared to 1995.

INTEREST EXPENSE
Total interest expense for the six months ended June 30, 1996 was $6.1 million, an increase of $1.3 million or 28.4% from the same period in 1995. Interest expense on deposits increased from $4.6 million in the 1995 period to $5.8 million for the six months ended June 30, 1996. The increase was due to an increase of $40.7 million in the average balance of deposits outstanding during 1996 and an increase in the average rate paid on deposits, from 4.12% for the six months ended June 30, 1995 to 4.41% for the 1996 period.

PROVISION FOR LOAN LOSSES
The Company's provision for loan losses for the six months ended June 30, 1996 was $150,000, compared to $171,000 for the same period in 1995. Management of the Company monitors the loan portfolio on a regular basis and evaluates the adequacy of the allowance for loan losses. Management believes that the allowance as of June 30, 1996 was adequate based on facts and circumstances known to them at that time.

NONINTEREST INCOME
Noninterest income for the six-month period ended June 30, 1996 decreased $461,000 or 34.7%, compared to the same period in 1995, primarily due to a net trading account loss of $323,000 and unrealized losses of $276,000 on loans held for sale for the six-month period ended June 30, 1996. The Company had a net trading profit of $163,000, and no unrealized loss on loans held for sale during the comparable 1995 period. Those decreases were partially offset by an increase of $279,000 in other noninterest income, which was primarily due to a $312,000 refund related to a 1983 housing bond program.

NONINTEREST EXPENSES
Total noninterest expenses decreased by $381,000 or 7.7% for the six-month period ended June 30, 1996, compared to the same period in 1995. That decrease was due primarily to a gain on real estate operations of $210,000 during the six months ended June 30, 1996 compared to a loss on real estate operations of $466,000 during the 1995 period, partially offset by increases in legal and professional fees, occupancy and equipment, marketing and advertising and other noninterest expenses.

INCOME TAXES
The income tax provision for the six months ended June 30, 1996, was $343,000 (an effective rate of 37.2%) compared to $424,000 (an effective rate of 34.8%) for the 1995 period.

                          F.F.O. FINANCIAL GROUP, INC.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

   The Company is not engaged in any legal proceedings of a material nature at the present time. From time to time, it is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in loans.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Annual Meeting of Shareholders ("Annual Meeting") of F.F.O. Financial Group, Inc. ("Company") was held on April 24, 1996, to consider the election of two directors, each for a term of three years and the ratification of the appointment of the Company's independent auditors for the year ending December 31, 1996. At the Annual Meeting, incumbent directors James B. Davis and Edward A. Moore were reelected.

   At the Annual Meeting, 7,648,781 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

   PROPOSAL I.

   The election of two directors, each for a term of three years:

                                                                                                      ABSTENTIONS
                                                                                                       AND BROKER
                                                                 FOR           WITHHELD      AGAINST    NONVOTES
                                                                 ---           --------      -------   ----------
         James B. Davis                                       7,645,023           3,758         -            -
                                                              =========        ========      =======   ==========

         Edward A. Moore                                      7,646,100           2,681         -            -
                                                              =========        ========      =======   ==========

    PROPOSAL II:

    To ratify the appointment of the Company's independent auditors for the year ending December 31, 1996: ABSTENTIONS

                                                                                                       AND BROKER
                                                                 FOR           WITHHELD      AGAINST    NONVOTES
                                                                 ---           --------      -------   ----------
                                                              7,645,025            -           2,000        1,756
                                                              =========        ========      =======   ==========

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits: Exhibits 27 Financial Data Schedule (for SEC use only).
       (b) Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter.

                          F.F.O. FINANCIAL GROUP, INC.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    F.F.O. FINANCIAL GROUP, INC.
                                    (Registrant)



Date:     August 12, 1996           By:  /s/ James B. Davis
     ------------------------            --------------------------------------
                                         James B. Davis, President and Chief
                                         Executive Officer




Date:     August 12, 1996           By:  /s/ Phyllis A. Elam
     ------------------------            --------------------------------------
                                         Phyllis A. Elam, Senior Vice President
                                         and Chief Financial Officer