Form 10-K405
period 1996-12-31
FFO FINANCIAL GROUP INC
filed 1997-03-31
CIK 836819

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                     COMMON STOCK, PAR VALUE $0.10 PER SHARE
                                (Title of Class)

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES   X    NO
                                               ---     ---

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ X ]

         AS OF MARCH 24, 1997, THE AGGREGATE VALUE OF THE 2,756,430 SHARES OF COMMON STOCK OF THE REGISTRANT ISSUED AND OUTSTANDING AT SUCH DATE, EXCLUDING 5,673,570 SHARES HELD BY ALL DIRECTORS, OFFICERS AND AFFILIATES OF THE REGISTRANT AS A GROUP, WAS APPROXIMATELY $11,370,274. THIS FIGURE IS BASED ON THE CLOSING SALES PRICE OF $4.125 PER SHARE OF THE REGISTRANT'S COMMON STOCK ON MARCH 21, 1997.

      AS OF MARCH 24, 1997, THERE WERE 8,430,000 OUTSTANDING SHARES OF THE REGISTRANT'S COMMON STOCK.

                       DOCUMENTS INCORPORATED BY REFERENCE

      1. PORTIONS OF THE ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1996 ARE INCORPORATED INTO PART II, ITEMS 5 - 8 OF THIS ANNUAL REPORT ON FORM 10-K.

      2. PORTIONS OF THE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON APRIL 23, 1997, TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A WITHIN 120 DAYS OF THE REGISTRANT'S FISCAL YEAR END ARE INCORPORATED INTO PART III, ITEMS 10-13 OF THIS ANNUAL REPORT ON FORM 10-K.

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----

Part I
------
Item 1.          Business.................................................................................       1

                   F.F.O. Financial Group, Inc............................................................       1
                   The Association........................................................................       1
                   Lending Activities.....................................................................       2
                   Securities.............................................................................      15
                   Sources of Funds.......................................................................      17
                   Subsidiaries...........................................................................      20
                   Competition............................................................................      21
                   Employees..............................................................................      21
                   Regulation.............................................................................      21
                   Savings and Loan Holding Company Regulations...........................................      22
                   Savings Institution Regulations........................................................      24
                   Taxation...............................................................................      29
                   Federal Taxation.......................................................................      29
                   Florida Taxation.......................................................................      31
                   Impact of New Accounting...............................................................      31
                   Statistical Profile and Other Data.....................................................      32

Item 2.          Properties...............................................................................      32

Item 3.          Legal Proceedings........................................................................      33

Item 4.          Submission of Matters to a Vote
                   of Security Holders....................................................................      33

Part II

Item 5.          Market for the Registrant's Common
                   Equity and Related Stockholder Matters.................................................      34

Item 6.          Selected Financial Data..................................................................      34

Item 7.          Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations..........................................................................      34

Item 8.          Financial Statements and Supplementary Data..............................................      34




                                                                                                              Page
                                                                                                              ----
Item 9.          Changes in and Disagreements with
                   Accountants on Accounting and Financial
                   Disclosure.............................................................................      34

Part III

Item 10.         Directors and Executive Officers
                   of the Registrant......................................................................      35

Item 11.         Executive Compensation...................................................................      35

Item 12.         Security Ownership of Certain Beneficial
                   Owners and Management..................................................................      35

Item 13.         Certain Relationships and Related
                   Transactions...........................................................................      35

Part IV

Item 14.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K.........................      36


Signatures................................................................................................      38

Exhibit Index.............................................................................................      39



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

      On March 10, 1997, the Holding Company executed a letter of intent with Republic Bancshares, Inc. ("Republic") providing for the merger of the Holding Company with and into Republic. Mr. William R. Hough (a director of the Holding Company) is a principal shareholder in each of Republic and the Holding Company. Under the terms of the letter of intent, Republic will exchange shares of its common stock for all of the outstanding shares of Holding Company Common Stock at an exchange ratio of 0.29 share of Republic for each share of Holding Company Common Stock. In certain circumstances the exchange ratio will adjust for decreases in Republic's common stock price; however, in no event will the exchange ratio exceed 0.30 share of Republic stock for each share of Holding Company Common Stock. The Holding Company has the right to terminate the transaction if the average of Republic's common stock price is less than $13.50 shortly before the closing of the transaction. Outstanding options for Holding Company Common Stock will be converted into options for Republic common stock on a basis equivalent to the exchange ratio. It is anticipated that the transaction will be accounted for as a corporate reorganization under which Mr. Hough's controlling interest in the Holding Company will be carried forward at its historical cost while the minority interest in the Holding Company will be recorded at fair value. The transaction is subject to the signing of a definitive agreement by Republic and the Holding Company, shareholder approvals by the parties, approval by various regulatory authorities, and the receipt of an opinion as to the tax-free nature of the transaction.

THE ASSOCIATION

      The Association is a federally chartered savings and loan association which conducts business from its headquarters and main office in Kissimmee, Florida and nine branch offices located in Central Florida. The Association was founded in 1934 as a mutual savings and loan association. On October 20, 1988, the Association converted to a federally chartered stock association. The Association's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits through the Savings Association Insurance Fund ("SAIF"). As of December 31, 1996, the Association had consolidated assets of $316.9 million, consolidated deposits of $286.9 million, and consolidated stockholders' equity of $20.3 million.

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

LENDING ACTIVITIES

      General. At December 31, 1996, the Company's loans held for sale and net loan portfolio totaled $219.5 million, representing approximately 69.2% of its $316.9 million of total assets at that date. The principal categories of loans include conventional residential mortgage loans, multifamily residential loans, nonresidential real estate loans, loans which are insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Department of Veterans Affairs ("VA"), residential construction loans, SBA-guaranteed loans, and consumer loans.

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

      Loan Portfolio Composition. The following table sets forth the composition of the Association's loan portfolio at the dates indicated (dollars in thousands):

                                                     DECEMBER 31,
                             --------------------------------------------------------------
                                    1996                 1995                   1994
                             -----------------     -----------------      -----------------
                                         % OF                   % OF                   % OF
                             AMOUNT      TOTAL     AMOUNT      TOTAL      AMOUNT      TOTAL
                             ------      -----     ------      -----      ------      -----

First mortgage loans:
Conventional 1-4 family
  residential(1)            $112,827     50.05%   $ 78,680     45.37%   $ 56,039     32.94%
FHA and VA                    10,131      4.49      11,529      6.65       9,698      5.70
Multifamily residential       19,778      8.77      18,576     10.71      45,700     26.86
Land                           8,279      3.67       6,476      3.74       6,397      3.76
Other nonresidential          34,138     15.15      26,927     15.53      26,789     15.74
Construction residential      15,156      6.72      10,288      5.93       9,469      5.56
                            --------    ------    --------    ------    --------    ------

Total mortgage loans         200,309     88.85     152,476     87.93     154,092     90.56
                            --------    ------    --------    ------    --------    ------

Deposit account loans            957       .42         868       .50         882      0.52
Credit cards                     594       .26       2,637      1.52       4,085      2.40
Consumer loans                20,537      9.12      13,717      7.91       5,757      3.38
SBA loans (2)                  3,009      1.33       3,633      2.10       5,226      3.08
Home improvement loans            55       .02          76       .04         102      0.06
                            --------    ------    --------    ------    --------    ------
Total other loans             25,152     11.15      20,931     12.07      16,052      9.44
                            --------    ------    --------    ------    --------    ------

Total loans                  225,461    100.00%    173,407    100.00%    170,144    100.00%
                            ========    ======    ========    ======    ========    ======

Deduct:
Loans in process              10,824                 6,880                 5,549
Deferred origination fees
  and deferred gains on
  sale of SBA loans               19                   199                   326
Allowance for loan losses      5,613                 5,138                 8,207
                            --------              --------              --------

Total deductions              16,456                12,217                14,082
                            --------              --------              --------

Loans receivable - net      $209,005              $161,190              $156,062
                            ========              ========              ========

------------------------

(1) Excludes $9.9 million, $22.2 million, and $6.6 million in loans held for sale as of December 31, 1996, 1995 and 1994, respectively.

(2) Excludes $600,000, $600,000, and $1.3 million in loans held for sale as of December 31, 1996, 1995 and 1994, respectively.




                                              DECEMBER 31,
                                ---------------------------------------
                                      1993                   1992
                                -----------------     -----------------
                                             % OF                  % OF
                                AMOUNT      TOTAL     AMOUNT      TOTAL
                                ------      -----     ------      -----


First mortgage loans:
Conventional 1-4 family
  residential(1)              $ 53,208      32.39%   $ 28,055      15.71%
FHA and VA                       8,013       4.88      16,563       9.27
Multifamily residential         48,614      29.60      54,554      30.54
Land                             7,776       4.73      14,442       8.08
Other nonresidential            28,644      17.44      38,008      21.28
Construction residential         2,081       1.27       6,926       3.88
Construction nonresidential       --         --          --         --
                              --------     ------    --------     ------

Total mortgage loans           148,336      90.31     158,548      88.76
                              --------     ------    --------     ------

Deposit account loans            1,061       0.65       1,359        .76
Credit cards                     4,894       2.98       5,788       3.24
Consumer loans                   2,719       1.65       6,529       3.66
SBA loans (2)                    7,119       4.33       6,124       3.43
Home improvement loans             132       0.08         272        .15
                              --------     ------    --------     ------
Total other loans               15,925       9.69      20,072      11.24
                              --------     ------    --------     ------

Total loans                    164,261     100.00%    178,620     100.00%
                              --------     ======    --------     ======
Deduct:
Loans in process                   656                  2,310
Deferred origination fees
  and deferred gains on
  sale of SBA loans                488                  1,326
Allowance for loan losses        9,333                  6,427
                              --------               --------

Total deductions                10,477                 10,063
                              --------               --------

Loans receivable - net        $153,784               $168,557
                              ========               ========

------------------------

(1) Excludes $9.5 million and $59.9 million in loans held for sale as of December 31, 1993 and 1992, respectively.

(2) Excludes $1.8 million and $2.8 million in loans held for sale as of December 31, 1993 and 1992, respectively.

     Origination and Sale of Loans. Applications for all types of loans are taken at the Association's branch offices. Residential loan applications are primarily attributable to referrals from builders and real estate brokers, existing customers and, to a lesser extent, walk-in customers. Consumer loans are primarily obtained through existing customers.

     Applications are obtained by full-time employees located at the Association's branch offices. Mortgage loan applications are processed, and all underwriting is done at the Association's main office or its loan production office in Maitland, Florida. The Association believes that its centralized approach to approving loan applications allows it to process and approve applications faster and with greater efficiency.

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

     Substantially all of the Association's nonconstruction one-to-four family residential first mortgage loans are originated under terms and conditions which will facilitate their sale in the secondary mortgage market. In recent years, the Association has sold a portion of the fixed-rate residential loans in the portfolio while retaining the servicing of such loans. In recent years the Association has sold substantially all non-construction fixed-rate one-to-four family residential loans originated to the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA"), and other institutional purchasers. Generally, such loans are sold as whole loans or through securitization. Although such sales have in the past consisted primarily of fixed-rate loans, the Association has on occasion sold adjustable-rate loans ("ARMs"). Such loan sales are intended to increase the Association's noninterest income and assist the Association in better matching the maturities and interest-rate sensitivity of its assets and liabilities. As of December 31, 1996, the Association had $9.9 million in fixed-rate one-to-four family first mortgage loans held for sale and $600,000 in SBA loans held for sale.

     The Company's loan originations increased in 1996 compared to prior periods primarily due to increased loan demand. In addition, the Association continued to increase its holdings of fixed-rate residential mortgages to increase the amount of its interest-earning assets. During the fourth quarter of 1994, in consideration of the decision to hold increased levels of fixed-rate loans in its portfolio, the level of residential origination volumes, and a capital infusion of $5.2 million in September 1994, the Company modified its policy regarding residential loans held- for-sale. Prior thereto, the Company included all permanent fixed-rate one-to-four family residential loans (regardless of the date of origination) in the held-for-sale portfolio. The possibility that such loans could be sold provided an additional alternative for the Company to increase its capital. Since the infusion of the $5.2 million in additional capital in September 1994 and in order to reflect its intent to increase total interest-earning assets, the Company modified its policy such that only loans originated within the past 12 months are classified as held-for-sale. With regard to the decision to increase holdings of fixed-rate residential mortgages, although such fixed-rate loans in general tend to increase an institution's sensitivity to interest rate risk, the Company anticipates that the increase in the level of fixed-rate loans held will result in a more balanced overall interest rate sensitivity for the Association.

     As of December 31, 1996, the Association serviced $103.6 million of loans for others. The Association's portfolio of loans serviced for others generally consists of loans on one-to-four family residential properties located in the State of Florida that have been sold to FHLMC, FNMA, and other institutional lenders, and loans made on various types of commercial properties located throughout the southeastern United States that are partially guaranteed by the SBA. None of the loans were sold with recourse to the Association.

     The following table shows total loans originated, sold and repaid (including loans held for sale) during each of the years in the three year period ended December 31, 1996 (dollars in thousands).

                                                                DECEMBER 31
                                                     -------------------------------
                                                        1996       1995       1994


     Originations:
         Residential real estate loans               $  92,680     63,807     31,867
         Nonresidential real estate loans                7,675      6,745      3,858
         Consumer and other loans                       11,998     11,328      5,273
                                                     ---------    -------    -------

              Total loans originated                   112,353     81,880     40,998
                                                     ---------    -------    -------

     Sales and principal reductions:
         Loans sold                                    (26,405)    (8,919)   (10,008)
         Loan principal reductions                     (33,894)   (52,408    (30,978)
                                                     ---------    -------    -------

              Total loans sold and
                  principal reductions                 (60,299)   (61,327)   (40,986)
                                                     ---------    -------    -------

     Increase in loans receivable
         (before net items)                          $  52,054     20,553         12
                                                     =========    =======    =======

     Residential Real Estate Loans. Historically, savings institutions such as the Association have concentrated their lending activities on the origination of permanent loans secured primarily by first mortgage liens on existing residential real estate. At December 31, 1996, $142.7 million or 63.3% of the Company's total loan portfolio consisted of such loans. Of this amount, $123.0 million consisted of one-to-four family residential loans (excluding $9.9 million which were deemed held for sale at such date) and $19.8 million consisted of multifamily residential loans, including adult congregate living facilities ("ACLFs").

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

     Multifamily real estate loans totaled $19.8 million or 8.8% of the Association's total loan portfolio at December 31, 1996. These loans possess a greater risk of collectibility compared with one-to-four family residential property lending due to the higher loan amounts relative to the number of borrowers, and the dependency on income production of the real estate. These loans generally are more costly to resolve or work out than one-to-four family loans. The payments experienced on such loans also are typically dependent on the successful operation of the real estate project. Further, multifamily loans can be significantly impacted by supply and demand conditions in the market, and as such, may be subject to a greater extent to adverse conditions in the general economy. To minimize these risks, the Association generally originates multifamily loans of no more than $500,000 secured by property in its primary market area. In addition, the Association examines whether the property securing the loan will generate sufficient cash flow to adequately cover operating expenses and debt service payments. Permanent multifamily residential real estate loans currently are made at a loan-to-value ratio of 75% or less.

     FHA and VA Lending. In early 1991, the Association began to originate single-family loans made pursuant to the FHA insurance programs under the National Housing Act, and loans made pursuant to the VA program under the Serviceman's Loan Guaranty Readjustment Act of 1944. The Association originated an aggregate of $7.4 million and $10.4 million of FHA and VA loans during 1996 and 1995, respectively. The addition of these single-family lending programs has enabled the Association to continue to expand the product range offered to its customers. Substantially all of such loans originated are sold in the secondary market. See " - Origination, Purchase and Sale of Loans."

     Nonresidential Real Estate Loans. Nonresidential real estate loans originated by the Association are primarily secured by strip shopping centers, office buildings, unimproved land and building lots, warehouses, hotel/motel properties and churches located within the Association's primary market area. Although terms are determined and may vary on a case-by-case basis, nonresidential real estate loans secured by existing properties generally have amortization schedules of 25 to 30 years, but require a balloon payment after either three or five years and may have either fixed or adjustable interest rates. The Association originally became involved in such activity in order to increase the yield and interest rate sensitivity of its loan portfolio. The Association is originating commercial real estate loans (other than loans to finance the sale of real estate acquired by the Association by foreclosure or deed in lieu thereof).

     Nonresidential real estate lending is generally considered to involve a higher level of risk than single-family residential lending due to the concentration of principal in a limited number of loans and borrowers, and the dependency on income production or future development of the real estate. The nature of these loans is also such that they are generally more difficult to evaluate and monitor, and are more costly to resolve or work out than residential real estate loans. Nonresidential loans amounted to $34.1 million or 15.2% of the Association's total loan portfolio at December 31, 1996.

     Construction Loans. Construction loans amounted to $15.2 million or 6.7% of the Association's total loan portfolio at December 31, 1996. Such amount was for the construction of single-family residential properties. The Association has historically provided fixed-rate and adjustable-rate residential construction loans primarily to selected local developers with whom the Association is familiar and who have a record of successfully completing projects and, to a lesser extent, to individuals building their primary or secondary residence. Generally, loans to both individuals and developers are made with terms of six to eighteen months, depending on the magnitude of the project. With respect to individuals, the construction loan is generally made in connection with the granting of the permanent financing on the property. Such loans convert to permanent loans at maturity or upon completion of construction, whichever occurs first.

     The Association has in the past offered adjustable-rate loans with terms of up to 18 months for the construction of commercial properties such as office buildings and shopping centers. Advances on these loans were generally made on a percentage of completion basis, usually consisting of four or more draws. There were no such construction loans outstanding at December 31, 1996.

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

     SBA-guaranteed Loans. At December 31, 1996, SBA loans amounted to $3.0 million or 1.3% of total loans (excluding $600,000 of SBA loans deemed held for sale at such date). The Association may continue to originate, on a limited basis, SBA loans.

     Consumer and Other Loans. The Association offers certain types of consumer loans in order to provide a full range of financial services to its customers. Consumer and other loans, which totaled $22.1 million or 9.8% of total loans at December 31, 1996, generally have shorter terms and higher interest rates than mortgage loans and generally involve more risk than single-family residential mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral.

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

     Regulatory Requirements and Underwriting Policies. Under Federal regulations, the Association was prohibited, after August 9, 1989, from making real estate loans to one borrower including related entities in excess of 15% of its unimpaired capital and surplus except for loans not to exceed $500,000. This 15% limitation resulted in a dollar limitation of approximately $3.1 million at December 31, 1996. As of such date, the Association had two borrowers whose total indebtedness exceeded that limit. While the Association is not required to reduce or divest the loans because they existed on August 9, 1989, the Association is unable to extend additional credit to these borrowers, and will have very limited authority to amend or modify the existing terms on these loans. As of December 31, 1996, loans to the Association's three largest borrowers and related entities amounted to $5.0 million, $4.9 million and $3.7 million. The $5.0 million group of loans consists of two loans secured by multifamily properties located in Central Florida. The $4.9 million consists of one loan on a multifamily property located in Central Florida. The $3.7 million group of loans consists of two loans for warehouse and office space in Central Florida. All such loans are performing in accordance with their current contracts.

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

     All financial institutions are required to adopt and maintain comprehensive written real estate lending policies consistent with safe and sound banking practices. These lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies adopted by the Federal banking agencies, including the OTS, in December 1992 ("Guidelines"). The Guidelines set forth uniform regulations prescribing standards for real estate lending. Real estate lending is defined as extensions of credit secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate, regardless of whether a lien has been taken on the property.

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

     Nonperforming Loans and Foreclosed Real Estate. When a borrower fails to make a required payment on a loan, the Association attempts to cure the deficiency by contacting the borrower and seeking payment. Initial contact is generally made on the fifteenth day after a payment is due. If a delinquency extends beyond 30 days, the loan and payment history is reviewed and measures may be instituted to remedy the default. While the Association generally prefers to work with borrowers to resolve such problems, it does institute foreclosure and other proceedings, including deed in lieu of foreclosure, as necessary, to minimize any potential loss. Loans are placed on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on nonaccrual status, previously accrued but unpaid interest is deducted from interest income. The Association generally does not accrue interest on loans more than 90 days past due unless the estimated fair value of the collateral and active collection efforts ensure full recovery.

     Property acquired by the Association as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate ("REO"). When a property interest is acquired, it is recorded at the lower of fair value (less estimated selling costs) or the principal balance of the related loan on the property at the date of acquisition. Costs incurred for the improvement or development of such property are capitalized, while costs relating to holding the property are charged to operations.

     The following table sets forth information regarding nonaccrual loans, loans which were 90 days or more delinquent but on which the Association was accruing interest, loans which have been restructured due to financial difficulties with the borrowers, and REO held by the Association as of each of the dates shown (dollars in thousands):

                                                                                DECEMBER 31,
                                                            ------------------------------------------------------
                                                            1996          1995        1994        1993        1992
                                                            ----          ----        ----        ----        ----
Nonperforming loans:
   Nonaccrual loans:
     Single family residential                              $2,080         887         371       1,293       1,541
     Multifamily residential                                    --          --          --         470      12,402
     Improved and unimproved land                              544         414         214          --         211
     Commercial real estate                                  1,434         623       2,178         305       1,015
     SBA loans                                                  --         751         588         382          66
     Consumer loans                                             --          --          12         143         134
                                                            ------      ------      ------      ------      ------
          Total                                              4,058       2,675       3,363       2,593      15,369
                                                            ------      ------      ------      ------      ------

   Accruing Loans 90 Days
     or more Past Due:
     SBA loan                                                   --          --          --          --       1,290
                                                            ------      ------      ------      ------      ------
          Total                                                 --          --          --          --       1,290
                                                            ------      ------      ------      ------      ------

   Troubled Debt Restructured:
     Multifamily residential                                 4,862       4,890      10,424      10,823      11,220
     Construction properties and
         improved and unimproved land                           --          --          --          --          --
                                                            ------      ------      ------      ------      ------
          Total                                              4,862       4,890      10,424      10,823      11,220
                                                            ------      ------      ------      ------      ------

          Total nonperforming loans                          8,920       7,565      13,787      13,416      27,879
                                                            ------      ------      ------      ------      ------

Foreclosed real estate:
     Single family residential                                  57          38          86       1,687       2,706
     Multifamily residential`                                   --       2,651          --          --          --
     Improved and unimproved land                              900       1,278       6,171       4,561      10,144
     Commercial real estate                                     --         515       2,255       7,799       3,882
     SBA loans                                                  --          --         415       1,237       9,008
                                                            ------      ------      ------      ------      ------
           Total foreclosed real estate                        957       4,482       8,927      15,284      25,740
                                                            ------      ------      ------      ------      ------

           Total nonperforming assets                       $9,877      12,047      22,714      28,700      53,619
                                                            ======      ======      ======      ======      ======

Nonperforming Assets to Total Assets                          3.12%       4.00%       8.96%      11.51%      17.36%
                                                            ======      ======      ======      ======      ======

Allowance for Loan Losses                                    5,613       5,138       8,207       9,333       6,427
Allowance for REO Losses                                       158       1,124       2,873          62       1,470
                                                            ------      ------      ------      ------      ------

           Total allowance for losses                       $5,771       6,262      11,080       9,395       7,897
                                                            ======      ======      ======      ======      ======

Total allowance for losses as a percentage
  of total nonperforming assets                              58.43%      51.98%      48.78%      32.74%      14.73%

Allowance for loan losses as a percentage
  of nonperforming loans                                     62.93%      67.92%      59.53%      69.57%      23.05%

      During 1996, 1995, and 1994, interest income that would have been recorded under the original terms of such loans and the interest income actually recognized are summarized below (in thousands):

                                                              YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------
                                                      1996               1995           1994
                                                      ----               ----           ----
      Interest income that would
        have been recorded                         $  863                742            971

      Interest income recognized                     (340)              (342)          (383)
                                                      ---                ---            ---

      Interest income foregone                     $  523                400            588
                                                      ===                ===            ===

      At December 31, 1996, loans on nonaccrual status totaled $4.1 million, including 10 commercial loans totaling $1.4 million. During 1996 and 1995, approximately $523,000 and $400,000, respectively, in interest income would have been recorded on loans accounted for on a nonaccrual basis and troubled debt restructurings if each loan had been current in accordance with its original contract and had been outstanding throughout the period. These amounts were not included in the Company's interest income in the respective periods.

      There were no loans which were 90 or more days past due and continued to accrue interest at December 31, 1996.

      At December 31, 1996, the Association's troubled debt restructurings totaled $4.9 million and consisted of one multifamily real estate loan. The loan is collateralized by a 172-unit apartment complex located in Seminole County, Florida. The apartment complex was appraised for $6.4 million as of the most recent appraisal in 1988. During December 1992, while the loan was delinquent, the Association allowed it to be assumed by a nonprofit organization, and reduced the interest rate from 10.75% to 7.0%. Under the restructured terms, the loan requires monthly principal and interest payments of approximately $31,000 plus a balloon payment of $4,361,000 in December 2007. The Association retained the personal guarantees of two individuals who executed the note at the time of origination. Subsequent to the date of modification, the loan has performed in accordance with the restructured terms of the contract. In conjunction with the quarterly evaluation of the reasonableness of the carrying value of this property, management has considered, among other factors, the appraisal of the property performed in 1988, the indicated valuation of the property by the nonprofit organization which assumed the loan in 1992, the location of the property and management's assessment of the current real estate valuation of similar properties in the local real estate market, management's assessment of the cash flow generated by the collateral property based on current operating information provided by the borrower, and management's assessment of the financial capacity of the two individuals whose personal guarantees also secure the loan.

      Foreclosed real estate includes property acquired by foreclosure or deed in lieu of foreclosure. Total foreclosed real estate decreased from $8.9 million at December 31, 1994 to $4.5 million at December 31, 1995 and $957,000 at December 31, 1996. The decreases were due to sales of foreclosed real estate properties, partially offset by foreclosures and transfers to foreclosed real estate.

      As of December 31, 1996, the Company had one single family residence in its inventory of foreclosed real estate. Included in foreclosed real estate at December 31, 1996 was approximately $900,000 of improved and unimproved land. Such properties included one parcel of developed commercial property with an approximate area of seven acres.

      When a loan is transferred to foreclosed real estate, a new appraisal of the underlying property is ordered. The Association calculates the estimated fair value of the collateral (that is, the proceeds anticipated from the sale of the collateral, less estimated selling costs), and the asset is carried at the lower of the balance of the loan transferred or the estimated fair value. While the property is held, management evaluates on at least a quarterly basis whether the estimated fair value should be adjusted due to changes in the real estate market or other factors which may in the opinion of management affect the ultimate sales price. Such evaluation may consider, among other things, current operating information available on the properties, changes in the disposition or marketing plan of individual properties, and changes in management's assessment of local real estate market values. If the revised fair value is below the current carrying value of the property, the carrying value is adjusted by a charge to earnings, and a corresponding increase in the allowance for losses on real estate owned. The Association does not generally update the appraisal unless requested by the regulatory authorities or unless management otherwise believes that an updated appraisal would be beneficial in assisting it in evaluating fair value. The Association's practice of not updating appraisals on a more frequent periodic basis may increase the risk that the Association will experience delays or discrepancies in recognizing and providing for adverse changes in the valuation of its foreclosed real estate or other nonperforming assets. The adjustments, if any, required upon the receipt of updated appraisals could have a material adverse effect on the results of operations and financial and capital positions of the Company.

      As to new loans, current appraisals are ordered for all real estate mortgages at the time of loan submission. Otherwise, the Association does not generally order an updated appraisal unless the loan has a call or a balloon provision, in which case a new appraisal may be requested prior to reviewing the renewal, depending upon the type of property, its location and physical condition.

      Allowance for Losses on Loans and Foreclosed Real Estate. It is the Association's policy to establish and maintain adequate reserves for losses on loans and foreclosed real estate. At December 31, 1996, the Association had reserves for losses on loans and foreclosed real estate amounting to $5.8 million. The management of the Association periodically reviews the adequacy of the allowance for losses on loans and foreclosed real estate. Such review includes an analysis of the Association's historical experience, the volume and type of lending conducted by the Association, industry standards, the status of past due principal and interest payments, directives of the OTS, general economic conditions, particularly as they relate to the Association's market area, the credit condition of the borrowers, current fair market values of collateral and foreclosed real estate and other factors related to the collectibility of the Association's loan portfolio.

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

      The following table summarizes activity in the Association's allowance for loan losses during each of the years in the five year period ended December 31, 1996 (dollars in thousands).

                                                                                DECEMBER 31,
                                                            ------------------------------------------------------
                                                              1996       1995        1994        1993        1992
                                                              ----       ----        ----        ----        ----
Allowance at beginning of year                              $5,138       8,207       9,333       6,427       8,296
                                                            ------      ------      ------      ------      ------

Charge-offs:
       Single-family residential                               (36)         --         (25)       (745)     (1,362)
       Multifamily residential                                  --      (3,147)         --          --        (586)
       Commercial real estate loans                           (120)         --        (113)       (472)     (1,779)
       SBA loans                                                --        (442)        (16)       (409)     (5,899)
       Consumer loans                                         (181)         --        (141)       (203)       (258)
       Land                                                     --          --         (27)       (999)         --
                                                            ------      ------      ------      ------      ------
            Total loans charged-off                           (337)     (3,589)       (322)     (2,828)     (9,884)

Recoveries                                                      30          43          62         927         424
                                                            ------      ------      ------      ------      ------

       Net charge-offs                                        (307)     (3,546)       (260)     (1,901)     (9,460)


Reclassification due to adoption
       of SFAS 114 and 118                                      --          --         537          --          --
Provision (credit) for loan losses
       charged to operations                                   782         477      (1,403)      4,807       7,591
                                                            ------      ------      ------      ------      ------

Allowance at end of year                                    $5,613       5,138       8,207       9,333       6,427
                                                            ======      ======      ======      ======      ======


Average loans outstanding (1)                              206,755     174,203     167,192     217,167     269,082
Net charge-offs to average
       loans outstanding (1)                                   .15%       2.04%        .16%        .88%       3.52%

Period-end total loans (1)                                 235,923     196,172     175,619     175,607     241,363
Ratio of allowance to
       period-end loans (1)                                   2.38%       2.62%       4.67%       5.31%       2.66%

-----------------

(1)    Includes total loans held for sale.

SECURITIES

     The Association invests in mortgage-backed securities which are insured or guaranteed by the Government National Mortgage Association ("GNMA"), FHLMC, and FNMA. Although mortgage-backed securities generally have a lower yield than loans, mortgage-backed securities increase the quality of the Association's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Association. The Association also has the authority to invest in various types of investment securities, including U.S. Treasury obligations and securities of various federal agencies, certificates of deposit at insured banks and thrift institutions, bankers' acceptances and federal funds. Subject to various restrictions, federally chartered thrift institutions may also invest a portion of their assets in commercial paper, corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered thrift institution is authorized to make directly. At December 31, 1996, the Association's securities were classified as either trading, available for sale, or held to maturity according to management's intent.

     The Board of Directors has authorized the Company to purchase and sell, from time to time, securities through third parties including through William R. Hough & Co. ("WRHC"), an investment banking firm headquartered in St. Petersburg, Florida. Mr. Hough (a director and principal shareholder of the Company) is Chairman and principal shareholder of WRHC. During the years ended December 31, 1996 and 1995, the Company purchased approximately $53.3 million and $69.5 million of securities and sold $46.0 million and $19.7 million of securities through WRHC. In connection with such transactions, the Company paid WRHC an aggregate of $118,183 and $91,509 in commissions during the years ended December 31, 1996 and 1995, respectively. See "Regulation -- Savings and Loan Holding Company Regulations -- Transactions with Affiliates."

     The accounting treatment for collateralized mortgage obligations ("CMO") has been the subject of recent discussion among various regulatory agencies and the accounting profession. Certain CMOs are considered to be high risk mortgage derivatives because they have failed the Federal Financial Institutions Examination Council ("FFIEC") low-risk mortgage derivative test. The FFIEC test does not address credit risk, but rather indicates whether a particular CMO has a high level of exposure to interest-rate risk (that is, the security's market value may be particularly sensitive to increases or decreases in market interest rates). If a CMO security is considered to be high-risk, the security cannot be classified as held-to-maturity as the OTS or FDIC can direct that the security be sold. Each of the CMOs purchased by the Association in 1996 passed the FFIEC test at the date of acquisition and at December 31, 1996. At acquisition, all CMOs were classified as trading securities by the Association.

     The following table sets forth the Company's securities portfolio at December 31, 1996 and 1995 (in thousands).

                                                            GROSS       GROSS
                                               AMORTIZED  UNREALIZED  UNREALIZED      FAIR
                                                  COST      GAINS       LOSSES        VALUE
                                               ---------  ----------  ----------      ----

TRADING SECURITIES:
December 31, 1996:
       Agency notes and debentures              $  4,000         32        --         4,032
       Collateralized mortgage-backed
            obligations                            5,554       --            (6)      5,548
                                                --------   --------    --------    --------
                                                $  9,554         32          (6)      9,580
                                                ========   ========    ========    ========

December 31, 1995:
       Agency notes and debentures                 9,359         42        --         9,401
       Collateralized mortgage-backed
            obligations                           13,616         59        --        13,675
                                                --------   --------    --------    --------
                                                $ 22,975        101        --        23,076
                                                ========   ========    ========    ========


SECURITIES AVAILABLE FOR SALE:
December 31, 1996 -
       Mortgage-backed securities               $ 41,455        108        (118)     41,445
                                                ========   ========    ========    ========

December 31, 1995 -
       U.S. Treasury Notes                         9,996         23        --        10,019
       Mortgage-backed securities                 39,686        127        --        39,813
                                                --------   --------    --------    --------
                                                $ 49,682        150        --        49,832
                                                ========   ========    ========    ========

SECURITIES HELD TO MATURITY:
December 31, 1996 -
       Mortgage-backed securities               $ 15,343        218         (47)     15,514
                                                ========   ========    ========    ========

December 31, 1995 -
       Mortgage-backed securities               $ 17,636        204        --        17,840
                                                ========   ========    ========    ========



       The scheduled maturities of securities (other than mortgage-backed securities) at December 31, 1996 were as follows (in thousands):

                                                                TRADING
                                                         ----------------------
                                                         AMORTIZED       MARKET
                                                            COST          VALUE
                                                           ------         -----
Due from five years to ten years                           $4,000         4,032
                                                           ------         -----


SOURCES OF FUNDS

     Deposits obtained through the Association's branch offices have traditionally been the principal source of the Association's funds for use in lending and for other general business purposes. To a lesser extent, the Association also derives funds from amortization and prepayments of outstanding loans, sales of securities and loans, and borrowings from the FHLB of Atlanta.

     Deposits. The Association currently offers deposit products including passbook and statement savings and club accounts, demand accounts, NOW accounts and certificates of deposit ranging in terms from three months to ten years. Included among these deposit products are Individual Retirement Account ("IRA") certificates. Substantially all of the Association's deposits are obtained from individual and business residents of the State of Florida. The principal methods used by the Association to attract deposits include offering a wide variety of products and services, competitive interest rates and convenient office locations and hours. The Association is a member of the HONOR and CIRRUS networks and currently operates automatic teller machines at all 11 of its offices, as well as one off-site location.

      The following table shows the distribution of the Association's deposits by type of deposit as of December 31, 1996, 1995 and 1994.

                                                          DECEMBER 31,
                                 -------------------------------------------------------------
                                          1996                1995              1994
                                 --------------------   -----------------   ------------------
                                              % OF                 % OF                 % OF
                                   AMOUNT    DEPOSITS   AMOUNT   DEPOSITS   AMOUNT   DEPOSITS
                                   ------    --------   ------   --------   ------   --------
                                                      (dollars in thousands)

Noninterest-bearing              $ 14,303     4.98%   $ 13,107     5.27%   $ 10,812     5.13%
NOW accounts                       28,593     9.97      22,918     9.21      23,918    11.34
Passbook and statement
    savings accounts               29,388    10.24      40,764    16.37      48,239    22.88
                                 --------   ------    --------   ------    --------   ------

                Total              72,284    25.19      76,789    30.85      82,969    39.35
                                 --------   ------    --------   ------    --------   ------

Certificate deposits:
         3-12 months              132,990    46.35      38,753    15.57      29,936    14.20
         13-24 months              53,346    18.59      70,345    28.26      28,765    13.64
         25-36 months              13,834     4.82      16,180     6.50       9,800     4.65
         37+ months                14,473     5.05      46,869    18.82      59,362    28.16
                                 --------   ------    --------   ------    --------   ------

                Total             214,643    74.81     172,147    69.15     127,863    60.65
                                 --------   ------    --------   ------    --------   ------

                Total deposits   $286,927   100.00%   $248,936   100.00%   $210,832   100.00%
                                 ========   ======    ========   ======    ========   ======


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

    The following table sets forth the net deposit flows of the Association during each of the years in the three year period ended December 31, 1996. The decrease during 1994 was primarily attributable to management's efforts to improve the Association's capital ratios by reducing its assets, restrictions imposed on the Association's business by Federal regulatory authorities, the effects of conducting business under growth restrictions in a competitive industry and the Association's financial condition during these periods, as well as investors seeking enhanced returns on investments available through mutual funds and other market alternatives.

                                                          DECEMBER 31,
                                                -----------------------------
                                                 1996         1995       1994
                                                 ----         ----       ----
                                                     (dollars in thousands)

Increase (decrease) before interest credited    $  28,992    30,172    (5,950)
Interest credited                                   8,999     7,932     5,664
                                                ---------   -------   -------

Net deposit increase (decrease)                 $  37,991    38,104      (286)
                                                =========   =======   =======


     The following table presents by various interest rate categories the amounts of certificates of deposit as of December 31, 1996, 1995 and 1994.

                                               DECEMBER 31,
                                      -------------------------------
                                      1996        1995           1994
                                      ----        ----           ----
                                          (dollars in thousands)
       INTEREST RATE:

      1.00% - 3.00%                $    542     $    829     $    210
      3.01% - 4.00%                     251        2,483       32,765
      4.01% - 5.00%                  33,459       12,962       43,789
      5.01% - 6.00%                 146,338       87,815       29,395
      6.01% - 7.00%                  23,992       59,043       17,381
      7.01% - 8.00%                   9,128        6,796        1,680
      8.01% - 9.00%                     933        1,824        1,982
      9.01% - 10.00%                     --          317          342
     10.01% - 11.00%                     --           78          319
                                   --------     --------     --------

                         Total     $214,643     $172,147     $127,863
                                   ========     ========     ========

    The following table presents by various interest rate categories the amount of certificate accounts maturing during the periods reflected below (dollars in thousands):

                                   YEAR ENDING DECEMBER 31,
                       -----------------------------------------------------
                                                                   2001 AND
AT DECEMBER 31, 1996:    1997        1998       1999        2000  THEREAFTER      TOTAL
                         ----        ----       ----        ----  ----------      -----
     1.00% - 3.00%     $    105        331        106         --        --         542
     3.01% - 5.00%       22,175     10,555        975          5        --      33,710
     5.01% - 7.00%      103,858     41,278     12,040     11,401     1,753     170,330
     7.01% - 9.00%        6,852      1,182        713        556       758      10,061
                       --------     ------     ------     ------     -----     -------

                       $132,990     53,346     13,834     11,962     2,511     214,643
                       ========     ======     ======     ======     =====     =======



     At December 31, 1996, the Association had $24.0 million of certificate deposits in amounts of $100,000 or more maturing as follows:


       MATURITY                                           AMOUNT
       --------                                           ------
                                                  (dollars in thousands)

       Three months or less                             $  2,162
       Over three through six months                       5,416
       Over six through 12 months                          5,601
       Over 12 months                                     10,791
                                                        --------

            Total                                       $ 23,970
                                                        ========

     As of December 31, 1996, the Association had no deposits of public funds.

     Borrowings. The Association may obtain advances from the FHLB of Atlanta upon the security of the common stock it owns in the Bank, certain of its residential mortgage loans and certain U.S. Government securities provided certain standards related to creditworthiness have been met. See "Regulation -- Savings Institution Regulations -- Federal Home Loan Bank System." Such advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. Such advances are generally available to meet seasonal and other withdrawals of deposit accounts and to permit increased lending, as well as to assist the efforts of members to establish better asset and liability management through the extension of maturities of liabilities. As of December 31, 1996 and 1995, the Association had outstanding FHLB advances totaling $7.0 million and $30.0 million, with a weighted average interest rate of 6.95% and 5.85%, respectively.

     The following table sets forth certain information with respect to short-term borrowings at December 31, 1996, 1995 and 1994, and for each of the years in the three-year period ended December 31, 1996.

                                                      FOR THE YEAR ENDING
                                                          DECEMBER 31,
                                               ----------------------------------
                                                 1996          1995        1994
                                                 ----          ----        ----
                                                      (dollars in thousands)

FHLB ADVANCES:
  Average balance outstanding                  $  5,604         2,705       8,672
  Maximum amount outstanding at
       any month-end during the year            $28,000        30,000      25,000
  Weighted average interest rate
       during the year                             5.59%         6.03%       4.74%

  Weighted average interest rate
       at end of year                              6.95%         5.85%       6.81%

  Total borrowings at end of year              $  7,000        30,000      21,400


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


EMPLOYEES

     The Association had 146 full-time employees and 24 part-time employees as of December 31, 1996. None of these employees is represented by a collective bargaining agent, and the Company believes that it enjoys good relations with its personnel.


REGULATION

     In recent years, measures have been taken to reform the thrift and banking industries and to strengthen the insurance funds for depository institutions. The most significant of these measures was FIRREA, which has had a major impact on the operation and regulation of savings associations generally. In 1991, a comprehensive deposit insurance and banking reform plan, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), became law. Although FDICIA's primary purpose is to recapitalize the Bank Insurance Fund ("BIF") of the FDIC, which insures the deposits of banks, FDICIA also affects the supervision and regulation of all federally insured depository institutions, including federal savings institutions such as the Association.

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

     The Federal Deposit Insurance Corporation Improvement Act of 1991. FDICIA, which was enacted to recapitalize the BIF, effects a number of regulatory reforms that impact both savings institutions and banks. FDICIA authorizes the regulators to take prompt corrective action to solve the problems of critically undercapitalized institutions. As a result, the banking regulators are required to take certain supervisory actions against undercapitalized institutions, the severity of which increases as an institution's level of capitalization decreases. Pursuant to FDICIA, the federal banking agencies have established the levels at which an insured institution is considered to be "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." See "Savings Institution Regulations--Prompt Corrective Action" below for a discussion of the applicable levels.

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

     Interstate Banking. The Riegle-Neal Interstate Banking and Branching and Efficiency Act of 1994 provides for nationwide interstate banking and branching. Interstate banking and consolidation of existing bank subsidiaries in different states will be permissible beginning June 1, 1997. The Florida legislature also has enacted a law that allows out-of-state bank holding companies (located in states that allow Florida bank holding companies to acquire banks and bank holding companies in that state) to acquire Florida banks and Florida bank holding companies. The law essentially provides for out-of-state entry by acquisition only (and not by interstate branching) and requires the acquired Florida bank to have been in existence for at least two years.


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

     As a result of FIRREA, savings institutions' transactions with its affiliates are subject to the limitations set forth in the HOLA and the OTS regulations, which incorporate Sections 23A, 23B, 22(g) and 22(h) of the Federal Reserve Act and Regulation O adopted by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). Under Section 23A, an "affiliate" of an institution is defined generally as (i) any company that controls the institution and any other company that is controlled by the company that controls the institution, (ii) any company that is controlled by the shareholders who control the institution or any company that controls the institution, or (iii) any company that is determined by regulation or order to have a relationship with the institution (or any subsidiary or affiliate of the institution) such that "covered transactions" with the company may be affected by the relationship to the detriment of the institution. "Control" is determined to exist if a percentage stock ownership test is met or if there is control over the election of directors or the management or policies of the company or institution. "Covered transactions" generally include loans or extensions of credit to an affiliate, purchases of securities issued by an affiliate, purchases of assets from an affiliate (except as may be exempted by order or regulation), and certain other transactions. The OTS regulations and Sections 23A and 23B require that covered transactions and certain other transactions with affiliates be on terms and conditions consistent with safe and sound banking practices or on terms comparable to similar transactions with non-affiliated parties, and imposes quantitative restrictions on the amount of and collateralization requirements on covered transactions. In addition, a savings institution is prohibited from extending credit to an affiliate (other than a subsidiary of the institution), unless the affiliate is engaged only in activities that the Federal Reserve Board has determined, by regulation, to be permissible for bank holding companies. Sections 22(g) and 22(h) of the Federal Reserve Act impose limitations on loans and extensions of credit from an institution to its executive officers, directors and principal stockholders and each of their related interests. See "Business - Securities."

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

     Restrictions on Acquisitions. The Company must obtain approval from the OTS before acquiring control of any other savings association. Such acquisitions are generally prohibited if they result in a savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association. The Company may acquire up to 5%, in the aggregate, of the voting stock of any non-subsidiary savings association or savings and loan holding company without being deemed to acquire "control" of the association or holding company. In addition, a savings and loan holding company may hold shares of a savings association or a savings and loan holding company for certain purposes, including a bona fide fiduciary, as an underwriter or in an account solely for trading purposes. Under certain conditions, a savings and loan holding company may acquire up to 15% of the shares of a savings association or savings and loan holding company in a qualified stock issuance; such acquisition is not deemed a controlling interest.

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

     With respect to assessments paid by associations, the FDIC historically imposed assessments on each association based on the institution's assessment risk classification. The rates ranged from $.23 to $.31 per each $100 of domestic deposits. The rate at which a SAIF member institution paid assessments was determined on the basis of capital and supervisory measures. On September 30, 1996, legislation was enacted which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Association, in order to recapitalize the SAIF and allocate to SAIF and BIF-insured institutions an annual assessment to cover interest payments on Financing Corp. (FICO) bonds issued in the 1980's to assist the thrift industry. The special one-time assessment levied by the FDIC amounted to 65.47 basis points on SAIF assessable deposits held by an institution as of March 31, 1995. SAIF-insured institutions were required to recognize the special assessment, which is tax deductible, as of September 30, 1996. Accordingly, in 1996 the Association took a charge of $1.5 million before taxes as a result of the FDIC special assessment. Beginning on January 1, 1997, SAIF members began paying an annual assessment of 6.4 basis points on SAIF-insured deposits to cover interest payments on the FICO bonds. The FDIC also has issued a base assessment schedule for SAIF institutions which ranges from 4 to 31 basis points, with an adjusted assessment schedule that reduces those rates by 4 basis points. Accordingly, well-capitalized thrifts effectively have an assessment rate of zero for deposit insurance, except for FICO assessment of 6.4 basis points discussed above. The new rate applied to all SAIF-insured institutions effective January 1, 1997.

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

     Under the current OTS regulations, "tangible capital" includes common stockholders' equity, noncumulative perpetual preferred stock and related surplus, certain qualifying non-withdrawable accounts and pledged deposits, and minority interests in fully consolidated subsidiaries, less intangible assets (except 90% of purchased mortgage servicing rights) and specified percentages of debt and equity investments in certain subsidiaries. "Core capital" is tangible capital and other intangible assets meeting marketability criteria. The "risk-based capital" requirement provides that an institution's total capital must equal 8.0% of risk-weighted assets. "Total capital" equals core capital plus "supplementary capital" (which includes specified amounts of cumulative preferred stock, certain limited-life preferred stock, subordinated debt and other capital instruments) in an amount equal to not more than 100% of core capital. "Risk-weighted assets" are determined by assigning designated risk weights based on the credit risk associated with the particular asset. As provided by the OTS regulations, representative risk weights include: 0% for cash and assets that are backed by the full faith and credit of the United States; 20% for FHLB stock, agency securities not backed by the full faith and credit of the United States and certain high-quality mortgage-related securities; 50% for qualifying mortgage loans and certain non-high-quality mortgage-related securities; and 100% for consumer, commercial and other loans, repossessed assets and assets that are 90 or more days past due.

     At December 31, 1996, the Association's tangible, core and risk-based capital ratios were 5.9%, 5.9% and 12.3%, respectively.

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

     An institution that meets the minimum regulatory capital requirements but does not meet the fully phased-in capital requirements would be a "Tier 2 association," which may make capital distributions of between 25% and 75% of its net income over the most recent four-quarter period, depending on the institution's risk-based capital level. A "Tier 3 association" is defined as an institution that does not meet all of the minimum regulatory capital requirements and therefore may not make any capital distributions without the prior approval of the OTS. As of December 31, 1996, the Association was a Tier 2 institution for purposes of the regulation relating to capital distributions.

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

     Any savings institution that fails to become or remain a QTL must either convert to a commercial bank charter or be subject to restrictions specified in the OTS regulations. A savings institution that converts to a bank must pay SAIF insurance assessments until the date of its conversion to BIF membership. Any such institution that does not become a bank will be: (i) prohibited from making any new investment or engaging in activities that would not be permissible for national banks; (ii) prohibited from establishing any new branch office in a location that would not be permissible for a national bank in the institution's home state; (iii) ineligible to obtain new advances from any FHLB; and (iv) subject to limitations on the payment of dividends comparable to the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings association ceases to be a QTL, the savings association would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. A savings institution may requalify as a QTL if it thereafter complies with the QTL Test. At December 31, 1996, the Association exceeded the QTL requirements.

     Federal Home Loan Bank System. The Association is a member of the FHLB system, which consists of 12 regional Federal Home Loan Banks governed and regulated by the Federal Housing Finance Board. The Federal Home Loan Banks provide a central credit facility for member institutions. The Association, as a member of the FHLB of Atlanta, is required to acquire and hold shares of capital stock in the FHLB of Atlanta in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations as of the close of each calendar year, 0.3% of its assets, or 5% of its borrowings from the FHLB of Atlanta (including advances and letters of credit issued by the FHLB on the Association's behalf). As of December 31, 1996, the Association was in compliance with this requirement with a $2.4 million investment in stock of the FHLB of Atlanta.

     The FHLB of Atlanta makes advances to members in accordance with policies and procedures periodically established by the Federal Housing Finance Board and the Board of Directors of the FHLB of Atlanta. Currently outstanding advances from the FHLB of Atlanta are required to be secured by a member's shares of stock in the FHLB of Atlanta and by certain types of mortgages and other assets. FIRREA further limited the eligible collateral in certain respects. Interest rates charged for advances vary depending on maturity, the cost of funds to the FHLB of Atlanta and the purpose of the borrowing. At December 31, 1996, advances from the FHLB of Atlanta totaled $7.0 million. See Note 9 to the Company's Consolidated Financial Statements. FIRREA restricts the amount of FHLB advances that a member institution may obtain, and in some circumstances requires repayment of outstanding advances, if the institution does not meet the QTL test. See "Qualified Thrift Lender Test" above.

     Liquidity. OTS regulations currently require member savings institutions to maintain for each calendar month an average daily balance of liquid assets (cash and certain time deposits, securities of certain mutual funds, bankers' acceptances, corporate debt securities and commercial paper, and specified U.S. government, state government and federal agency obligations) equal to at least 5% of its average daily balance during the preceding calendar month of net withdrawable deposits and short-term borrowings (generally borrowings having maturities of one year or less). The Director of the OTS may vary this liquidity requirement from time to time within a range of 4% to 10%. An institution must also maintain for each calendar month an average daily balance of short-term liquid assets (generally those having maturities of one year or less) equal to at least 1% of its average daily balance during the preceding calendar month of net withdrawable accounts and short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. At December 31, 1996, the Association's liquidity ratio (which must be at least 5%) was 7.6%, and its short-term liquidity ratio (which must be at least 1%) was 6.2%.

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

     Loans-to-One Borrower Limitations. FIRREA provides that loans-to-one borrower limits applicable to national banks will apply to savings institutions. Generally, under current limits, loans and extensions of credit outstanding at one time to a single borrower may not exceed 15% of the savings institution's unimpaired capital and unimpaired surplus. Loans and extensions of credit fully secured by certain readily marketable collateral may represent an additional 10% of unimpaired capital and unimpaired surplus. Notwithstanding general limitations, FIRREA additionally provides that a savings institution may make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of the OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and unimpaired surplus to develop residential housing if: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings institution is and continues to be in compliance with the fully phased-in capital standards of FIRREA; (iii) loans made under this exception to all borrowers do not, in the aggregate, exceed 150% of the institution's unimpaired capital and unimpaired surplus; and (iv) such loans comply with applicable loan-to-value requirements. While the Association had loans outstanding to three borrowers at December 31, 1996 in excess of the loan limits described above, it is not required to reduce or divest the loans because they existed prior to the enactment of FIRREA.

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

     Bad Debt Reserves. For fiscal years beginning prior to January 1, 1996, thrift institutions which qualified under certain definitional tests and other conditions of the Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally secured by interests in real property improved or to be improved) under (i) the Percentage of Taxable Income Method (the "PTI Method") or (ii) the Experience Method. The reserve for nonqualifying loans was computed using the Experience Method.

     The Small Business Job Protection Act of 1996 (the "1996 Act"), which was enacted on August 2, 1996, requires savings institutions to recapture (i.e., take into income) certain portions of their accumulated bad debt reserves. For fiscal years beginning after December 31, 1995, thrift institutions that would be treated as small banks are allowed to utilize the Experience Method applicable to such institutions, while thrift institutions that are treated as large banks (those generally exceeding $500 million in assets) are required to use only the specific charge-off method. Thus, the PTI Method of accounting for bad debts is no longer available for any financial institution.

     A thrift institution required to change its method of computing reserves for bad debts will treat such changes as a change in method of accounting, initiated by the taxpayer, and having been made with the consent of the IRS. Any adjustment required to be taken into income ratably over a six-taxable year period, beginning with the first taxable year beginning after December 31, 1995, subject to the residential loan requirement. At December 31, 1996, the Association had no excess bad debt reserves over the 1987 base year reserves and accordingly management does not expect the change in method to affect the financial condition of the Company.

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

     SAIF Recapitalization Assessment. The Funds Act levied a 65.7 cent fee on every $100 of thrift deposits held on March 31, 1995. For financial statement purposes, this assessment of $1.5 million before taxes was recorded by the Association as an expense for the quarter ended September 30, 1996. The Funds Act includes a provision which states that the amount of any special assessment paid to capitalize SAIF under this legislation is deductible under Section 162 of the Code in the year of payment.

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

     Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. Losses incurred by savings institutions in years beginning after 1981 and before 1986 may be carried back 10 years and forward eight years. Losses attributable to years before 1982 may be carried back 10 years and forward five years. At December 31, 1996, the Association has operating loss carryforwards for Federal income tax purposes of approximately $4.1 million, which are available to offset future Federal taxable income and which expire in 2007, 2008 and 2010. The total net operating loss carryforwards are subject to an annual limitation of $268,000 as a result of the capital infusion attributable to shares sold by the Company in September 1993. In addition, the Company has alternative minimum tax credit carryforwards of approximately $121,000 which are available to reduce future Federal income taxes over an indefinite period.

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

IMPACT OF NEW ACCOUNTING ISSUES

     The FASB has issued Statement of Financial Accounting Standards No. 125 ("SFAS 125"). The statement provides accounting and reporting standards for transfers and servicing of financial assets as well as extinguishments of liabilities. The statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transfers and servicing of financial assets as well as extinguishments of liabilities occurring in 1997. Management does not anticipate SFAS 125 will have a material impact on the Company.


STATISTICAL PROFILE AND OTHER DATA

     Reference is hereby made to the statistical and financial data contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is included in the Company's 1996 Annual Report to Stockholders and incorporated in this Report under Item 7 of
Part II, for statistical and financial data providing a review of the Company's business activities.


ITEM 2.  PROPERTIES

     At December 31, 1996, the Company and the Association conducted business from an administrative facility located at 2013 Live Oak Boulevard, St. Cloud, Florida. In addition, the Association maintained a main office at 200 East Broadway, Kissimmee, Florida and ten full service branch offices in Osceola and Brevard Counties, Florida. As of December 31, 1996, the Association owned seven of its offices and leased four other offices. The office and properties which are leased by the Association have lease terms, including renewal options, of one to 10 years.

     The following table sets forth certain information regarding the Company's administrative office and the Association's office properties.

                                                                                NET BOOK VALUE AT DECEMBER 31, 1996
                                                                                -----------------------------------

                                                                           LAND, BUILDING AND         FURNITURE, FIXTURES
    LOCATION                                 DATE ACQUIRED                LEASEHOLD IMPROVEMENTS          AND EQUIPMENT
    --------                                 -------------                ----------------------          -------------

ADMINISTRATIVE OFFICE
2013 Live Oak Boulevard                            1986                       $659,432                     $204,019
St. Cloud, FL  34771-8462



ASSOCIATION MAIN OFFICE
200 East Broadway                                  1965                        311,337                      181,226
P.O. Box 421708
Kissimmee, FL  34742-1708

ASSOCIATION BRANCH OFFICES:
1115 North Bermuda Avenue                          1973                        446,285                       33,715
Kissimmee, FL  34741-4209

1300 East Vine Street                              1981                        387,548                       68,742
Kissimmee, FL  34744-3620

1220 Ninth Street (1)                              1959                         -                            79,498
St. Cloud, FL  34769-3376

4291 13th Street                                   1989                        763,559                      130,963
St. Cloud, FL  34769-6730

1300 Babcock Street                                1973                        534,976                       40,667
Melbourne, FL  32901-3097

450 East Eau Gallie Blvd.                          1995                        275,694                       64,912
Indian Harbour Beach, FL  32937-4207

Building B, Suite 100 (1)                          1989                        229,973                      163,209
6769 N. Wickham Road, Suite 100
Melbourne, FL  32940-2019

401 Ocean Avenue (1)                               1979                         24,946                       28,146
Melbourne Beach, FL  32951-2567

6000 Babcock Street, SE (1)                        1984                         71,271                       46,966
Palm Bay, FL  32909-3921

232 South Dillard Street                           1982                        389,012                       85,169
Winter Garden, FL  34787

----------------------

(1)     Presently leased by the Association.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of Company security holders during the fourth quarter of the year ended December 31, 1996.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following financial statements and the supplementary financial information included in the 1996 Annual Report to Stockholders are incorporated herein by reference:

           1. The consolidated financial statements, together with the report thereon of Hacker, Johnson, Cohen & Grieb dated February 11, 1997, except for
Note 21, as to which the date is March 11, 1997.

           2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and related statistical information.

      With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7 and 8, the 1996 Annual Report to Stockholders is not to be deemed filed as part of this Form 10-K Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information contained under the sections captioned "Directors" and "Executive Officers" under "Election of Directors" in the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 1997, to be filed with the SEC pursuant to Regulation 14A within 120 days of the registrant's fiscal year end (the "Proxy Statement"), is incorporated herein by reference.


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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (A)  THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

           1. The following financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

                Independent Auditors' Report (page 43 of the Annual Report)

                Consolidated Balance Sheets at December 31, 1996 and 1995 (page 16 of the Annual Report)

                Consolidated Statements of Income for each of the years in the three-year period ended December 31, 1996 (page 17 of the Annual Report)

                Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended December 31, 1996 (page 18 of the Annual Report)

                Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1996 (pages 19 and 20 of the Annual Report)

                Notes to Consolidated Financial Statements (pages 21 through 42 of the Annual Report)

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

                13        1996 Annual Report to Stockholders

         22 Subsidiaries of the Registrant - Reference is made to Item 1. "Business - The Association" for the required information

         27       Financial Data Schedule (for SEC use only)

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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Cloud, State of Florida, on the 31st day of March, 1997.


                                            F.F.O. FINANCIAL GROUP, INC.



                                            By: /s/ James B. Davis
                                                -------------------------
                                            James B. Davis, President and
                                            Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    /s/ Alfred T. May                                                  March 31, 1997
-------------------------------------------------
Alfred T. May
Chairman

    /s/ James B. Davis                                                 March 31, 1997
--------------------------------------------------
James B. Davis
President/Chief Executive Officer

    /s/ Phyllis A. Elam                                                March 31, 1997
-------------------------------------------------
Phyllis A. Elam
Chief Financial Officer

    /s/ Donald S. Brown, D.V.M.                                        March 31, 1997
-------------------------------------------
Donald S. Brown, D.V.M.
Director

    /s/ William R. Hough                                               March 31, 1997
-----------------------------------------------
William R. Hough
Director

    /s/ Edward A. Moore                                                March 31, 1997
----------------------------------------------
Edward A. Moore
Director

    /s/ Mildred W. Pierson                                             March 31, 1997
----------------------------------------------
Mildred W. Pierson
Director

                          F.F.O. Financial Group, Inc.
                                    Form 10-K
                    For Fiscal Year Ending December 31, 1996

                                  EXHIBIT INDEX

Exhibit                                                                                         Page
  No.                                      Exhibit                                                No.
-------                             ------------------------------------------                  ----

13                                  1996 Annual Report to Stockholders

27                                  Financial Data Schedule (for SEC use only)
