Form 10-K405/A
period 1996-12-31
FFO FINANCIAL GROUP INC
filed 1997-04-03
CIK 836819

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 1
                                      TO
                                   FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

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

                13        1996 Annual Report to Stockholders +

         22 Subsidiaries of the Registrant - Reference is made to Item 1. "Business - The Association" for the required information

         27       Financial Data Schedule (for SEC use only) +

         23.1     Independent Auditors' Consent

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

         (+) Previously filed with the Company's initial Form 10-K on March 31, 1997.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St. Cloud, State of Florida, on the 3rd day of April, 1997.


                                            F.F.O. FINANCIAL GROUP, INC.



                                            By: /s/ James B. Davis
                                                -------------------------
                                            James B. Davis, President and
                                            Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    /s/ Alfred T. May                                                  April 3, 1997
-------------------------------------------------
Alfred T. May
Chairman

    /s/ James B. Davis                                                 April 3, 1997
--------------------------------------------------
James B. Davis
President/Chief Executive Officer

    /s/ Phyllis A. Elam                                                April 3, 1997
-------------------------------------------------
Phyllis A. Elam
Chief Financial Officer

    /s/ Donald S. Brown, D.V.M.                                        April 3, 1997
-------------------------------------------
Donald S. Brown, D.V.M.
Director

    /s/ William R. Hough                                               April 3, 1997
-----------------------------------------------
William R. Hough
Director

    /s/ Edward A. Moore                                                April 3, 1997
----------------------------------------------
Edward A. Moore
Director

    /s/ Mildred W. Pierson                                             April 3, 1997
----------------------------------------------
Mildred W. Pierson
Director

                          F.F.O. Financial Group, Inc.
                                    Form 10-K
                    For Fiscal Year Ending December 31, 1996

                                  EXHIBIT INDEX

Exhibit
  No.                                      Exhibit
-------                             ------------------------------------------

23.1                                Independent Auditors' Consent