Form 10-Q
period 1997-03-31
FFO FINANCIAL GROUP INC
filed 1997-05-13
CIK 836819

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                     OR

___      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________


                       COMMISSION FILE NUMBER 0-17194

                        F.F.O. FINANCIAL GROUP, INC.
                        ----------------------------
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


    Florida                                                   59-2899802
----------------                                           ------------------
(STATE OR OTHER JURISDICTION                                 (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)



2013 Live Oak Boulevard, St. Cloud, Florida                       34771-8462
-------------------------------------------                       ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)



REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (407) 892-1200
                                                          --------


--------------------------------------------------------------------------------
   FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days Yes   X   No ____

                    APPLICABLE ONLY TO CORPORATE ISSUERS:


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock, par value $.10 per share    8,446,266 shares outstanding at May 5, 1997
--------------------------------------    -------------------------------------------

                        F.F.O. FINANCIAL GROUP, INC.

                                    INDEX


PART I. FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS                                                                            PAGE
                                                                                                          ----
         Condensed Consolidated Balance Sheets -
               March 31, 1997 (unaudited) and December 31, 1996 . . . . . . . . . . . . . . . . . . . . . .   2

         Condensed Consolidated Statements of Income -
               Three months ended March 31, 1997 and 1996 (unaudited) . . . . . . . . . . . . . . . . . . .   3

         Condensed Consolidated Statement of Stockholders' Equity -
               Three months ended March 31, 1997 (unaudited)  . . . . . . . . . . . . . . . . . . . . . . .   4

         Condensed Consolidated Statements of Cash Flows -
               Three months ended March 31, 1997 and 1996 (unaudited) . . . . . . . . . . . . . . . . . . . 5-6

         Notes to Condensed Consolidated Financial Statements (unaudited) . . . . . . . . . . . . . . . . . 7-9

         Review by Independent Certified Public Accountants . . . . . . . . . . . . . . . . . . . . . . . .  10

         Report on Review by Independent Certified Public Accountants . . . . . . . . . . . . . . . . . . .  11

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12-19

PART II.  OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

                         F.F.O. FINANCIAL GROUP, INC.

                        PART I. FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                                           AT              AT
                                                                                        MARCH 31,    DECEMBER 31,
                                                                                        ---------    ------------
                                                                                           1997           1996
                                                                                           ----           ----
         ASSETS                                                                         (UNAUDITED)

Cash and due from banks                                                                 $   6,491       $   6,300
Interest-bearing deposits with banks                                                        7,688          11,665
Federal funds sold                                                                            764              -
                                                                                        ---------       ---------

       Cash and cash equivalents                                                           14,943          17,965

Trading securities                                                                         13,169           9,580
Securities available for sale                                                              43,713          41,445
Securities held to maturity, at cost                                                       14,702          15,343
Loans held for sale, at lower of cost or market value                                       4,573          10,462
Loans receivable, net                                                                     215,926         209,005
Accrued interest receivable                                                                 1,972           1,710
Premises and equipment                                                                      5,268           5,324
Restricted securities - Federal Home Loan Bank stock, at cost                               2,378           2,378
Foreclosed real estate, net                                                                 1,425             799
Deferred tax asset                                                                          1,576           1,490
Other assets                                                                                  386           1,448
                                                                                        ---------       ---------

       Total assets                                                                     $ 320,031         316,949
                                                                                        =========       =========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Demand deposits                                                                         16,597          14,303
   Savings and NOW deposits                                                                58,060          57,981
   Time deposits                                                                          211,015         214,643
                                                                                        ---------       ---------

       Total deposits                                                                     285,672         286,927

Accrued interest on deposits                                                                  217             256
Due to bank                                                                                   988             424
Current income tax liability                                                                  351              -
Advances from Federal Home Loan Bank                                                        9,000           7,000
Advance payments by borrowers for taxes and insurance                                       1,419             608
Other liabilities                                                                           1,624           1,454
                                                                                        ---------       ---------

       Total liabilities                                                                  299,271         296,669
                                                                                        ---------       ---------



Stockholders' equity:
   Preferred stock                                                                             -               -
   Common stock                                                                               845             843
   Additional paid-in capital                                                              17,633          17,599
   Retained income                                                                          2,431           1,844
   Net unrealized depreciation on securities available for sale                              (149)             (6)
                                                                                        ---------       ---------

       Total stockholders' equity                                                          20,760          20,280
                                                                                        ---------       ---------

       Total liabilities and stockholders' equity                                       $ 320,031         316,949
                                                                                        =========       =========



See Notes to Condensed Consolidated Financial Statements.

                         F.F.O. FINANCIAL GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                         THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                 ----------------------------
                                                                                       1997              1996
                                                                                       ----              ----
                                                                                            (UNAUDITED)
Interest income:
    Loans receivable                                                             $      4,591           4,018
    Securities available for sale                                                         619             593
    Securities held to maturity                                                           237             251
    Trading securities                                                                    269             510
    Federal funds sold                                                                     27              19
    Deposits with banks                                                                    64              75
                                                                                 ------------       ---------

             Total interest income                                                      5,807           5,466
                                                                                 ------------       ---------

Interest expense:
    Deposits                                                                            3,163           2,897
    Other borrowed funds                                                                   10             243
                                                                                 ------------       ---------

             Total interest expense                                                     3,173           3,140
                                                                                 ------------       ---------

Net interest income                                                                     2,634           2,326

Provision for loan losses                                                                 -               150
                                                                                 ------------       ---------

             Net interest income after provision for loan losses                        2,634           2,176
                                                                                 ------------       ---------

Noninterest income:
    Service charges on deposits                                                           328             323
    Loan related fees and service charges                                                 122             117
    Loan servicing fees                                                                    83              68
    Net trading account losses                                                           (138)           (178)
    Unrealized gain (loss) on loans held for sale                                          84            (111)
    Net gain on sale of loans                                                              54              43
    Other income                                                                           68              42
                                                                                 ------------       ---------

             Total noninterest income                                                     601             304
                                                                                 ------------       ---------

Noninterest expenses:
    Salaries and employee benefits                                                      1,021           1,016
    Occupancy expense                                                                     478             467
    Loss on foreclosed real estate                                                         34              33
    Deposit insurance premium                                                              63             173
    Marketing and advertising                                                             111             132
    Data processing                                                                       179             151
    Printing and office supplies                                                           73              78
    Telephone expense                                                                      66              71
    Other expense                                                                         272             270
                                                                                 ------------       ---------

             Total noninterest expenses                                                 2,297           2,391
                                                                                 ------------       ---------

Income before income taxes                                                                938              89

Income tax expense                                                                        351              33
                                                                                 ------------       ---------

Net income                                                                       $        587              56
                                                                                 ============       =========

Net income per share of common stock                                             $        .07             .01
                                                                                 ============       =========

Dividends per share                                                              $         -               -
                                                                                 ============       =========

Weighted average number of shares outstanding                                       8,430,181       8,430,000
                                                                                 ============       =========



See Notes to Condensed Consolidated Financial Statements.

                         F.F.O. FINANCIAL GROUP, INC.

           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      THREE MONTHS ENDED MARCH 31, 1997
                            (DOLLARS IN THOUSANDS)


                                                                                         NET
                                                                                       UNREALIZED
                                                                                     DEPRECIATION
                                                         ADDITIONAL                 ON SECURITIES        TOTAL
                                             COMMON       PAID-IN       RETAINED      AVAILABLE     STOCKHOLDERS'
                                             STOCK        CAPITAL        INCOME        FOR SALE         EQUITY
                                           ---------    -----------   ------------  -------------    ------------
Balance at December 31, 1996               $ 843           17,599        1,844          (6)             20,280

Net proceeds from the issuance
  of 16,266 shares of common
  stock (unaudited)                            2               34          -             -                  36

Net change in unrealized depreciation
  on securities available for
  sale net of income taxes
  of $86 (unaudited)                          -               -            -          (143)               (143)

Net income for the three months
  ended March 31, 1997
  (unaudited)                                 -               -            587          -                  587
                                           -----           ------        -----        ----              ------

Balance at March 31, 1997
  (unaudited)                              $ 845           17,633        2,431        (149)             20,760
                                           =====           ======        =====        ====              ======





See Notes to Condensed Consolidated Financial Statements.

                         F.F.O. FINANCIAL GROUP, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                         ------------------------
                                                                                           1997            1996
                                                                                           ----            ----
                                                                                               (UNAUDITED)
Cash flows from operating activities:
    Net income                                                                           $    587              56
    Adjustments to reconcile net income to net cash provided
      by operating activities:
         Provision for loan losses                                                            -               150
         Net amortization of deferred loan fees                                                (3)             39
         Depreciation of premises and equipment                                               137             137
         Net (increase) decrease in trading securities                                     (3,589)          7,184
         Provision for deferred income taxes                                                  -                16
         Proceeds from sales of loans held for sale                                         6,027           7,171
         Gain on sale of loans                                                                (54)            (43)
         Unrealized (gain) loss on loans held for sale                                        (84)            111
         (Increase) decrease in accrued interest receivable                                  (262)             64
         Decrease (increase) in other assets                                                1,062            (501)
         Decrease in accrued interest payable                                                 (39)            (74)
         Increase in current income tax liability                                             351             -
         Increase in other liabilities and due to bank                                        734             245
                                                                                         --------         -------

            Net cash provided by operating activities                                       4,867          14,555
                                                                                         --------         -------

Cash flows from investing activities:
    Purchase of available-for-sale securities                                              (2,988)             -
    Proceeds from maturities of available-for-sale securities                                 -             2,000
    Principal repayments on available-for-sale securities                                     479             899
    Principal repayments on held-to-maturity securities                                       653             568
    Net increase in loans receivable                                                       (7,544)         (8,787)
    Proceeds from sales of foreclosed real estate                                             -               112
    Payments capitalized to foreclosed real estate                                            -               (55)
    Net purchases of premises and equipment                                                   (81)           (101)
                                                                                         --------         -------

            Net cash used in investing activities                                          (9,481)         (5,364)
                                                                                         --------         -------

Cash flows from financing activities:
    Net increase in demand, savings and NOW deposits                                        2,373              54
    Net (decrease) increase in time deposits                                               (3,628)         19,732
    Net proceeds from the sale of common stock                                                 36             -
    Net proceeds from (repayment of) Federal Home Loan Bank advances                        2,000         (16,000)
    Net increase in advance payments by borrowers for taxes
         and insurance                                                                        811             613
                                                                                         --------         -------

            Net cash provided by financing activities                                       1,592           4,399
                                                                                         --------         -------

Net (decrease) increase in cash and cash equivalents                                       (3,022)         13,590

Cash and cash equivalents at beginning of period                                           17,965          10,426
                                                                                         --------         -------

Cash and cash equivalents at end of period                                               $ 14,943          24,016
                                                                                         ========         =======

                                                                                                       (continued)

                         F.F.O. FINANCIAL GROUP, INC.

                            (DOLLARS IN THOUSANDS)


                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                          -----------------------
                                                                                           1997           1996
                                                                                           ----           ----
                                                                                               (UNAUDITED)
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
         Income taxes                                                                   $   -                  18
                                                                                        =======           =======

         Interest                                                                       $ 3,212             3,214
                                                                                        =======           =======

    Noncash investing and financing activities:

         Transfers of loans to foreclosed real estate                                   $   626               199
                                                                                        =======           =======

         Transfer of loans held for sale to loans receivable, at market                 $   -              10,603
                                                                                        =======           =======





See Notes to Condensed Consolidated Financial Statements.

                         F.F.O. FINANCIAL GROUP, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL. In the opinion of the management of F.F.O. Financial Group, Inc. (the "Company" or "F.F.O."), the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at March 31, 1997, and the results of operations and cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the operating results to be anticipated for the full year.

        F.F.O. Financial Group, Inc. is a Florida corporation organized in 1988 as a unitary savings and loan holding company. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, First Federal Savings and Loan Association of Osceola County (the "Association"), and the Association's wholly-owned subsidiary, Gulf American Financial Corporation, which is currently inactive. All significant intercompany transactions and accounts have been eliminated in consolidation.

2. NET INCOME PER SHARE. Net income per share has been computed by dividing net income by the weighted average number of shares outstanding during the period. No adjustment has been made to give effect to the shares that would be outstanding, assuming the exercise of outstanding stock options, since the impact is deemed immaterial.

3. LOAN IMPAIRMENT AND LOSSES. The following summarizes the amounts of impaired loans, as defined by Statements of Financial Accounting Standards No. 114 and 118 ("SFAS No. 114 and 118"), all of which were collateral-dependent, at March 31, 1997 and December 31, 1996, and the average net investment in impaired loans and interest income recognized and received on impaired loans during the three-month periods ended March 31, 1997 and 1996 (in thousands):

                                                                                        MARCH 31,    DECEMBER 31,
                                                                                        ---------    ------------
                                                                                          1997            1996
                                                                                          ----            ----
                                                                                      (UNAUDITED)
            Loans identified as impaired:
                 Gross loans with related allowance for credit
                     losses recorded                                                      $ 7,989           8,256
                 Less: Allowances on these loans                                           (1,848)         (1,766)
                                                                                          -------         -------

            Net investment in impaired loans                                              $ 6,141           6,490
                                                                                          =======         =======

                                                                                                       (continued)

                         F.F.O. FINANCIAL GROUP, INC.

                                                                                               THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                           ----------------------
                                                                                              1997         1996
                                                                                              ----         ----
                                                                                                 (UNAUDITED)
         Average investment in impaired loans                                                $ 6,316        4,697
                                                                                             =======        =====

         Interest income recognized on impaired loans                                        $   130          118
                                                                                             =======        =====

         Interest income received on impaired loans                                          $   130          118
                                                                                             =======        =====

    An analysis of the change in the allowance for loan losses follows (in thousands):


                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                            ---------------------
                                                                                              1997         1996
                                                                                              ----         ----

                                                                                                 (UNAUDITED)
            Balance at January 1                                                             $ 5,613        5,138
            Provision for loan losses                                                            -            150
            Loans charged-off, net of recoveries                                                 (34)         (78)
                                                                                             -------        -----

            Balance at March 31                                                              $ 5,579        5,210
                                                                                             =======        =====

4. FORECLOSED REAL ESTATE. Activity in the allowance for losses on foreclosed real estate was as follows (in thousands):


                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                           ----------------------
                                                                                              1997         1996
                                                                                              ----         ----

                                                                                                (UNAUDITED)
            Balance at January 1                                                             $ 158          1,124
            Recoveries, net of charge-offs                                                       5             51
                                                                                             -----          -----

            Balance at March 31                                                              $ 163          1,175
                                                                                             =====          =====

                                                                                                       (continued)

                         F.F.O. FINANCIAL GROUP, INC.


5. IMPACT OF NEW ACCOUNTING STANDARDS. In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). That Statement provides accounting and reporting standards for transfers and servicing of financial assets as well as extinguishments of liabilities. The Statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The adoption of SFAS No. 125 had no significant effect on the Company's financial position at March 31, 1997 or results of operations for the three months then ended.

6. PENDING MERGER. On April 14, 1997, the Company executed a definitive agreement to merge with Republic Bancshares, Inc. ("Republic"). Under the terms of the definitive agreement, Republic will exchange shares of its common stock for all of the outstanding shares of F.F.O.'s common stock at an exchange ratio of .29 share of Republic common stock for each share of F.F.O. common stock. The exchange ratio may be adjusted for decreases in Republic's stock price, but in no event will the exchange ratio exceed .30 share of Republic common stock for each share of F.F.O. common stock. F.F.O. has the right to terminate the transaction if Republic's stock price is less than $13.50 shortly before closing. Outstanding options for F.F.O.'s common stock will be converted into options for Republic common stock on the same terms.
        The transaction is expected to be completed in 1997, and is to be accounted for as a corporate reorganization under which the controlling shareholder's interest in F.F.O. will be carried forward at its historical cost while the minority interest in F.F.O. will be recorded at fair value. The proposed merger is subject to approval by the respective shareholders of F.F.O. and Republic, and approval by applicable regulatory authorities.

                         F.F.O. FINANCIAL GROUP, INC.

              REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Hacker, Johnson, Cohen & Grieb, the Company's independent certified public accountants, have made a limited review of the financial data as of March 31, 1997, and for the three-month periods ended March 31, 1997 and 1996 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report, furnished pursuant to Article 10 of Regulation S-X, is included herein.

         REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Audit Committee of the Board of Directors
F.F.O. Financial Group, Inc.
St. Cloud, Florida:

    We have reviewed the condensed consolidated balance sheet of F.F.O. Financial Group, Inc. and Subsidiaries (the "Company") as of March 31, 1997, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1997 and 1996, and the condensed consolidated statement of stockholders' equity for the three-month period ended March 31, 1997. These financial statements are the responsibility of the Company's management.

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

    We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated February 11, 1997, except for Note 21, as to which the date was March 11, 1997, expressed an unqualified opinion on those consolidated financial statements.
In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996 is fairly stated in all material respects, in relation to the consolidated balance sheet from which it has been derived.





HACKER, JOHNSON, COHEN & GRIEB
Orlando, Florida
April 17, 1997

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

              COMPARISON OF MARCH 31, 1997 AND DECEMBER 31, 1996

LIQUIDITY

The Company's primary sources of cash are from principal repayments on loans and securities, proceeds from sales of loans and proceeds from Federal Home Loan Bank advances. During the three-month period ended March 31, 1997, proceeds from loan sales were $6.0 million, proceeds from principal repayments on securities were $1.1 million and proceeds from Federal Home Loan Bank advances were $14.0 million. Cash was used primarily to fund net loan disbursements of $7.5 million, repay Federal Home Loan Bank advances of $12.0 million, fund net deposit outflows of $1.3 million and purchase securities of $3.0 million. At March 31, 1997, the Company had approved commitments to fund $11.7 million of the undisbursed portion of existing first mortgage loans, and to originate real estate loans of $5.2 million. It is expected that these commitments will be funded from the sources described above.

The Association is required under federal regulations to maintain specified levels of liquid assets, which include qualifying types of U.S. government and federal agency securities, cash and other investments. Current regulations require the Association to maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposits plus short-term borrowings during the preceding calendar month; short-term liquid assets must consist of not less than 1% of that amount. These levels are established by the Office of Thrift Supervision ("OTS") and are adjusted periodically to reflect current conditions. The Association has generally maintained liquidity in excess of required levels. The Association's average daily liquidity ratio was 5.4% and its short-term liquidity ratio was 4.0% at March 31, 1997.

                                                                     (continued)

                         F.F.O. FINANCIAL GROUP, INC.


REGULATORY MATTERS

The Association is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary- actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of March 31, 1997, that the Association meets all capital adequacy requirements to which it is subject.

As of March 31, 1997, the most recent notification from the OTS categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Association must maintain minimum Tier I (core), Tier I (risk-based) and total risk-based capital ratios as set forth below. There are no conditions or events since that notification that management believes have changed the Association's category.

                         F.F.O. FINANCIAL GROUP, INC.

The Association's actual capital amounts and ratios at March 31, 1997 were as follows (dollars in thousands):


                                                                                                    TO BE WELL
                                                                           MINIMUM                 CAPITALIZED
                                                                         FOR CAPITAL                FOR PROMPT
                                                                          ADEQUACY               CORRECTIVE ACTION
                                               ACTUAL                     PURPOSES                  PROVISIONS
                                          -----------------          -----------------           ------------------
                                          RATIO      AMOUNT          RATIO      AMOUNT          RATIO      AMOUNT
                                          -----      ------          -----      ------          -----      ------
         Stockholders' equity, and
            ratio to total assets        6.4%     $  20,608
         Less - nonincludable portion
            of deferred tax asset
            and mortgage
            servicing rights                         (1,136)
         Add back - unrealized
            depreciation on
            securities available
            for sale                                    149
                                                  ---------

         Tangible capital, and ratio
            to adjusted total assets     6.2%     $  19,621         1.5%      $  4,784
                                                  =========                   ========

         Tier 1 (core) capital, and
            ratio to adjusted total
            assets                       6.2%     $  19,621         3.0%      $  9,569         5.0%      $ 15,948
                                                  =========                   ========                   ========

         Tier 1 capital, and ratio
            to risk-weighted assets     11.3%        19,621         4.0%      $  6,924         6.0%      $ 10,387
                                                  ---------                   ========                   ========

         Tier 2 capital (excess allowance
            for loan losses)                          2,193
                                                  ---------

         Total risk-based capital,
            and ratio to risk-
            weighted assets             12.6%     $  21,814         8.0%      $ 13,849        10.0%      $ 17,311
                                                  =========                     ======                   ========

         Total assets                             $ 319,949
                                                  =========

         Adjusted total assets                    $ 318,962
                                                  =========

         Risk-weighted assets                     $ 173,112
                                                  =========

                         F.F.O. FINANCIAL GROUP, INC.

ASSET QUALITY

The Company is required by the OTS to classify its own assets and to establish valuation allowances based in part on such classifications. These classifications are subject to review by OTS examiners. Management of the Company reviews its loan, foreclosed real estate and securities portfolios on a monthly basis, classifying those assets deemed appropriate and establishing valuation allowances as appropriate. In addition, the Company continues to establish general loss allowances for unclassified loans based on its historical loss experience. An asset is classified substandard if it is determined to involve a distinct possibility that the Company could sustain some loss if deficiencies associated with the asset are not corrected. An asset is classified doubtful if full collection is highly questionable or improbable. An asset is classified loss if it is considered uncollectible, even if a partial recovery could be expected in the future. If an asset is classified substandard or doubtful pursuant to the Company's policies or by regulatory examiners, general allowances for losses may be established. If an asset is classified loss, the Company is required to establish a specific allowance in an amount equal to 100% of the portion of the asset classified loss or it must charge off that amount.

Pursuant to applicable regulations, the OTS and the FDIC have the authority to require the Association to increase its valuation allowances if either agency determines that the allowances are inadequate. The estimation of appropriate levels of loss allowances is a process that involves a high degree of subjectivity, and the regulatory authorities may arrive at conclusions that differ from management's regarding allowance levels. The OTS last performed an examination of the Association as of December 31, 1996. The examination was part of the OTS' routine supervision of the Association and included evaluations of the Association's loan and foreclosed real estate loss allowances. Based upon the results of the OTS examination, management believes the Association's policies and procedures for determination of loan and foreclosed real estate loss allowances are generally consistent with those used by the OTS in determining the adequacy of the loss allowances maintained by thrift institutions. However, there is no assurance that the OTS will concur with this assessment in future examinations.

The following table sets forth the Company's classified assets (dollars in thousands):

                                                                                  AT MARCH 31,    AT DECEMBER 31,
                                                                                  ------------    ---------------
            CLASSIFICATION OF ASSETS                                                  1997                1996
            ------------------------                                                  ----                ----
            Substandard                                                             $ 6,800               6,747
            Doubtful                                                                    493                 145
            Loss                                                                        800                 800
                                                                                    -------               -----

                 Total classified assets                                            $ 8,093               7,692
                                                                                    =======               =====

                                                                     (continued)

                         F.F.O. FINANCIAL GROUP, INC.


The Company had nonperforming assets as follows (dollars in thousands):


                                                                                  AT MARCH 31,    AT DECEMBER 31,
                                                                                  ------------    ---------------
                                                                                      1997               1996
                                                                                      ----               ----
         Nonaccrual loans                                                           $  3,861              4,058
         Troubled debt restructured                                                    4,854              4,862
         Foreclosed real estate                                                        1,588                957
                                                                                    --------             ------

            Total nonperforming assets                                              $ 10,303              9,877
                                                                                    ========             ======

         Nonperforming assets to total assets                                           3.22%              3.12%
                                                                                    ========             ======

         Allowance for loan losses                                                     5,579              5,613
         Allowance for foreclosed real estate losses                                     163                158
                                                                                    --------             ------

            Total allowance for losses                                              $  5,742              5,771
                                                                                    ========             ======

                         F.F.O. FINANCIAL GROUP, INC.

                     COMPARISON OF RESULTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996


GENERAL
Net income for the three-month period ended March 31, 1997 was $587,000 compared to $56,000 for the 1996 period. The increase in net income for the 1997 period was primarily attributable to an increase of $341,000 in interest income and an increase in noninterest income of $297,000.

The following table shows selected ratios for the periods ended or at the dates indicated:


                                                               THREE MONTHS                          THREE MONTHS
                                                                 ENDED            YEAR ENDED           ENDED
                                                                MARCH 31,         DECEMBER 31,        MARCH 31,
                                                                 1997               1996               1996
                                                              ------------     ---------------    ---------------
     Average equity as a percentage of
        average assets                                               6.50%           6.57%               6.18%

     Equity to assets at end of period                               6.49%           6.40%               6.02%

     Return on average assets                                         .74%            .54%                .07%

     Return on average equity                                       11.45%           8.18%               1.21%

     Noninterest expenses to average assets                          2.91%           3.08%               3.20%

     Nonperforming assets to total assets at
        end of period                                                3.22%           3.12%               4.16%

The following table shows weighted average interest rates at the dates indicated:

                                                                    AT               AT                  AT
                                                                 MARCH 31,        DECEMBER 31,        MARCH 31,
                                                                   1997             1996                 1996
                                                               ------------    ---------------       ------------
        Interest-earning assets:
          Loans                                                      8.29%            8.15%               8.30%
          Securities                                                 6.40%            6.35%               6.58%
          Other interest-earning assets                              6.57%            6.70%               5.33%

             Total interest-earning assets                           7.79%            7.72%               7.63%

        Interest-bearing liabilities:
          Deposits                                                   4.41%            4.57%               4.55%
          Borrowed funds                                             6.85%            6.95%               5.60%

             Total interest-bearing liabilities                      4.48%            4.63%               4.60%

        Interest-rate spread                                         3.31%            3.09%               3.03%

                                                                     (continued)

                         F.F.O FINANCIAL GROUP, INC.

The following table sets forth information regarding (i) the average balance of the Company's interest-earning assets and interest-bearing liabilities; (ii) the total dollar amount of interest and dividend income from interest-earning assets and the resultant average yields; (iii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iv) net interest/dividend income; (v) interest-rate spread; and (vi) net interest margin.


                                                                THREE MONTHS ENDED MARCH 31,
                                          ------------------------------------------------------------------------
                                                         1997                                   1996
                                          ----------------------------------        ------------------------------
                                                                     AVERAGE                               AVERAGE
                                             AVERAGE   INTEREST/     YIELD/         AVERAGE   INTEREST/    YIELD/
                                             BALANCE   DIVIDENDS      RATE          BALANCE   DIVIDENDS     RATE
                                             -------   ---------    --------        -------   ---------   --------
                                                                 (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans (1)                               $ 220,045       4,591     8.35%        $ 186,210       4,018     8.63%
   Securities                                 71,506       1,125     6.29%           88,237       1,354     6.14%
   Other interest-earning assets               5,442          91     6.69%            5,793          94     6.49%
                                           ---------     -------                  ---------      ------

      Total interest-earning assets          296,993       5,807     7.82%          280,240       5,466     7.80%
                                                         -------                                 ------

   Noninterest-earning assets                 18,464                                 18,996
                                           ---------                              ---------

      Total assets                         $ 315,457                              $ 299,236
                                           =========                              =========

Interest-bearing liabilities:
   Deposits                                  288,979       3,163     4.38%          259,290       2,897     4.47%
   Borrowed funds                                744          10     5.38%           17,099         243     5.69%
                                           ---------     -------                  ---------      ------

      Total interest-bearing liabilities     289,723       3,173     4.38%          276,389       3,140     4.54%
                                                         -------                                 ------

Noninterest-bearing liabilities                5,225                                  4,347
Stockholders' equity                          20,509                                 18,500
                                           ---------                              ---------

      Total liabilities and
          stockholders' equity             $ 315,457                              $ 299,236
                                           =========                              =========

Net interest/dividend income                             $ 2,634                                 $2,326
                                                         =======                                 ======

Interest rate spread (2)                                             3.44%                                  3.26%
                                                                     ====                                   ====

Net average interest-earning assets, net
   interest margin (3)                     $   7,270                 3.55%        $   3,851                 3.32%
                                           =========                 ====         =========                 ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities         1.02                                   1.01
                                           =========                              =========

___________________________________________

(1)   Includes nonaccrual loans.
(2) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin is net interest income divided by average interest-earning assets.

                         F.F.O. FINANCIAL GROUP, INC.

INTEREST INCOME
For the three months ended March 31, 1997, total interest income was $5.8 million, an increase of $341,000 from the same period in 1996, due primarily to a $573,000 increase in interest income on loans. Interest income on loans increased due to an increase in the average balance of $33.8 million partially offset by a decrease in the average yield earned on such loans from 8.63% in 1996 compared to 8.35% in 1997. The decrease in interest income on securities is due to a decrease of $16.7 million in the average balance outstanding partially offset by an increase in the average yield earned from 6.14% in 1996 to 6.29% in 1997. Interest income on other interest-earning assets decreased from $94,000 to $91,000, due to a decrease in the average balance outstanding partially offset by an increase in the average yield earned.

INTEREST EXPENSE
Total interest expense for the three months ended March 31, 1997 was $3.2 million, an increase of $33,000 or 1.1% from the similar period in 1996. Interest expense on deposits increased from $2.9 million in the first quarter of 1996 to $3.2 million in the first quarter of 1997. The increase was primarily attributable to an increase of $29.7 million in the average deposits outstanding during 1997 compared to the 1996 period, partially offset by a decrease in the average rate paid on those deposits from 4.47% in 1996 to 4.38% in 1997. Interest expense on borrowed funds decreased $233,000 or 95.9% compared to the 1996 period. The decrease was primarily attributable to the $16.4 million decrease in the average borrowed funds from $17.1 million during 1996 to $744,000 during 1997.

PROVISION FOR LOAN LOSSES
The Company's provision for loan losses for the three months ended March 31, 1996 was $150,000. The Company did not record a provision for loan losses during the three months ended March 31, 1997. Management of the Company monitors the loan portfolio on a regular basis and evaluates the adequacy of the allowance for loan losses. Management believes that the allowance as of March 31, 1997 is adequate based on facts and circumstances known to it.

NONINTEREST INCOME
Noninterest income for the three-month period ended March 31, 1997 increased $297,000 or 97.7%, compared to the same period in 1996, primarily due to an unrealized gain on loans held for sale of $84,000 during the 1997 period compared to an unrealized loss on loans held for sale of $111,000 during the 1996 period and a decrease in net trading account losses of $40,000.

NONINTEREST EXPENSES
Total noninterest expenses decreased by $94,000 or 3.9% for the three-month period ended March 31, 1997, compared to the same period in 1996. The decrease was due to a decrease in deposit insurance premiums of $110,000 as a result of a decrease in the assessment rate on deposits from 29.0 cents per $100 in 1996 to 6.5 cents per $100 in 1997, partially offset by an increase in data processing of $28,000.

INCOME TAXES
The income tax provision for the three months ended March 31, 1997, was $351,000 (an effective rate of 37.4%) compared to $33,000 (an effective rate of 37.1%) for the 1996 period.

                         F.F.O. FINANCIAL GROUP, INC.

                          PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

  The Company is not engaged in any legal proceedings of a material nature at the present time. From time to time, it is a party to legal proceedings in the ordinary course of business.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a.   Exhibit 27 Financial Data Schedule (for SEC use only).

  b.   No reports on Form 8-K were filed by the Company during the quarter.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                  F.F.O. FINANCIAL GROUP, INC.
                                  (Registrant)



Date: May 8, 1997                 By:     /s/James B. Davis
      -------------------                 -------------------------------
                                          James B. Davis, President and
                                             Chief Executive Officer



Date: May 8, 1997                 By:     /s/Phyllis A. Elam
      -------------------                 -------------------------------
                                          Phyllis A. Elam, Senior
                                             Vice President and Chief
                                             Financial Officer