Form 10-Q
period 1997-06-30
FFO FINANCIAL GROUP INC
filed 1997-08-14
CIK 836819

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
---      SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________


                         COMMISSION FILE NUMBER 0-17194

                          F.F.O. FINANCIAL GROUP, INC.
                          ----------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             Florida                                             59-2899802
---------------------------------                            -------------------
  (STATE OR OTHER JURISDICTION                                (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)


2013 Live Oak Boulevard, St. Cloud, Florida                      34771-8462
-------------------------------------------                      ----------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (407) 892-1200
                                                   --------------


--------------------------------------------------------------------------------
               FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days   Yes  X   No
                                               ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common stock, par value $.10 per share       8,446,266 shares outstanding at August 8, 1997
--------------------------------------       ----------------------------------------------

                          F.F.O. FINANCIAL GROUP, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS                                                      PAGE
                                                                                    ----
         Condensed Consolidated Balance Sheets -
                  June 30, 1997 (unaudited) and December 31, 1996......................2

         Condensed Consolidated Statements of Income -
                  Three and Six months ended June 30, 1997 and 1996 (unaudited)........3

         Condensed Consolidated Statement of Stockholders' Equity -
                  Six months ended June 30, 1997 (unaudited)...........................4

         Condensed Consolidated Statements of Cash Flows -
                  Six months ended June 30, 1997 and 1996 (unaudited)................5-6

         Notes to Condensed Consolidated Financial Statements (unaudited)............7-9

         Review by Independent Certified Public Accountants...........................10

         Report on Review by Independent Certified Public Accountants.................11

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS........................................12-21

PART II. OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS...........................................................22

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................22

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K............................................22

SIGNATURES............................................................................23

                          F.F.O. FINANCIAL GROUP, INC.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                   AT           AT
                                                                JUNE 30,    DECEMBER 31,
                                                                  1997         1996
                                                                  ----         ----
         ASSETS                                                (UNAUDITED)
Cash and due from banks                                         $  6,536        6,300
Interest-bearing deposits with banks                               5,503       11,665
Federal funds sold                                                 1,420           --
                                                                --------     --------

         Cash and cash equivalents                                13,459       17,965

Trading securities                                                12,364        9,580
Securities available for sale                                     43,517       41,445
Securities held to maturity, at cost                              14,013       15,343
Loans held for sale, at lower of cost or market value              2,897       10,462
Loans receivable, net                                            223,401      209,005
Accrued interest receivable                                        1,958        1,710
Premises and equipment                                             5,231        5,324
Restricted securities - Federal Home Loan Bank stock, at cost      2,378        2,378
Foreclosed real estate, net                                        1,651          799
Deferred tax asset                                                 1,414        1,490
Other assets                                                         737        1,448
                                                                --------     --------

         Total assets                                           $323,020      316,949

         LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Demand deposits                                               17,089       14,303
    Savings and NOW deposits                                      54,269       57,981
    Time deposits                                                209,991      214,643
                                                                --------     --------

         Total deposits                                          281,349      286,927

    Accrued interest on deposits                                     180          256
    Due to bank                                                    1,174          424
    Current income tax liability                                     815           --
    Advances from Federal Home Loan Bank                          13,000        7,000
    Advance payments by borrowers for taxes and insurance          2,371          608
    Other liabilities                                              2,393        1,454
                                                                --------     --------

         Total liabilities                                       301,282      296,669
                                                                --------     --------
Stockholders' equity:
    Preferred stock                                                   --           --
    Common stock                                                     845          843
    Additional paid-in capital                                    17,633       17,599
    Retained earnings                                              3,140        1,844
    Net unrealized appreciation (depreciation) on securities
         available for sale                                          120           (6)
                                                                --------     --------

         Total stockholders' equity                               21,738       20,280
                                                                --------     --------

         Total liabilities and stockholders' equity             $323,020      316,949
                                                                ========     ========



See Notes to Condensed Consolidated Financial Statements.

                          F.F.O. FINANCIAL GROUP, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                               JUNE 30,                           JUNE 30,
                                                    ---------------------------        ----------------------------
                                                       1997             1996              1997              1996
                                                       ----             ----              ----              ----
                                                            (UNAUDITED)                         (UNAUDITED)
Interest income:
    Loans receivable                                $    4,752            4,072             9,343             8,090
    Securities available for sale                          665              584             1,284             1,177
    Securities held to maturity                            225              243               462               494
    Trading securities                                     277              420               546               930
    Federal funds sold                                      28               --                55                --
    Deposits with banks                                     61               79               125               173
                                                    ----------       ----------        ----------        ----------

             Total interest income                       6,008            5,398            11,815            10,864
                                                    ----------       ----------        ----------        ----------

Interest expense:
    Deposits                                             3,098            2,906             6,261             5,803
    Other borrowed funds                                    84               36                94               279
                                                    ----------       ----------        ----------        ----------

             Total interest expense                      3,182            2,942             6,355             6,082
                                                    ----------       ----------        ----------        ----------

Net interest income                                      2,826            2,456             5,460             4,782

Provision for loan losses                                   --               --                --               150
                                                    ----------       ----------        ----------        ----------

             Net interest income after provision
                  for loan losses                        2,826            2,456             5,460             4,632
                                                    ----------       ----------        ----------        ----------

Noninterest income:
    Service charges on deposits                            332              317               660               640
    Loan related fees and service charges                  117              129               239               246
    Loan servicing fees                                     97               73               180               141
    Net trading account profit (losses)                     73             (145)              (65)             (323)
    Unrealized gain (loss) on loans held for sale           66             (165)              150              (276)
    Net gain on sale of loans                               58               --               112                43
    Other income                                            46              354               114               396
                                                    ----------       ----------        ----------        ----------

             Total noninterest income                      789              563             1,390               867
                                                    ----------       ----------        ----------        ----------

Noninterest expenses:
    Salaries and employee benefits                       1,035            1,034             2,056             2,050
    Occupancy expense                                      464              489               942               956
    Loss (gain) on foreclosed real estate                   19             (243)               53              (210)
    Deposit insurance premium                               67              179               130               352
    Marketing and advertising                              107              102               218               234
    Data processing                                        267              171               446               322
    Printing and office supplies                            67               69               140               147
    Telephone expense                                       68               73               134               144
    Other expense                                          348              313               620               583
                                                    ----------       ----------        ----------        ----------

             Total noninterest expenses                  2,442            2,187             4,739             4,578
                                                    ----------       ----------        ----------        ----------

Income before income taxes                               1,173              832             2,111               921

Income tax expense                                         464              310               815               343
                                                    ----------       ----------        ----------        ----------

Net income                                          $      709              522             1,296               578
                                                    ==========       ==========        ==========        ==========

Net income per share of common stock                $      .08              .06               .15               .07
                                                    ==========       ==========        ==========        ==========

Dividends per share                                 $       --               --                --                --
                                                    ==========       ==========        ==========        ==========

Weighted average number of shares outstanding        8,446,266        8,430,000         8,438,224         8,430,000
                                                    ==========       ==========        ==========        ==========



See Notes to Condensed Consolidated Financial Statements.

                          F.F.O. FINANCIAL GROUP, INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         SIX MONTHS ENDED JUNE 30, 1997
                             (DOLLARS IN THOUSANDS)


                                                                                           NET
                                                                                       UNREALIZED
                                                                                      APPRECIATION
                                                                                     (DEPRECIATION)
                                                          ADDITIONAL                  ON SECURITIES       TOTAL
                                             COMMON         PAID-IN       RETAINED      AVAILABLE      STOCKHOLDERS'
                                              STOCK         CAPITAL       EARNINGS      FOR SALE          EQUITY
                                             ------       ----------      --------   --------------    -------------
Balance at December 31, 1996                 $  843         17,599          1,844             (6)         20,280

Net proceeds from the issuance
    of 16,266 shares of common
    stock (unaudited)                             2             34             --             --              36

Net change in unrealized appreciation
    on securities available for
    sale net of income taxes
    of $76 (unaudited)                           --             --             --            126             126

Net income for the six months
    ended June 30, 1997
    (unaudited)                                  --             --          1,296             --           1,296
                                             ------         ------         ------         ------          ------

Balance at June 30, 1997
    (unaudited)                              $  845         17,633          3,140            120          21,738
                                             ======         ======         ======         ======          ======








See Notes to Condensed Consolidated Financial Statements.

                          F.F.O. FINANCIAL GROUP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                    SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                -------------------------
                                                                  1997             1996
                                                                  ----             ----
                                                                       (UNAUDITED)
Cash flows from operating activities:
    Net income                                                  $  1,296              578
    Adjustments to reconcile net income to net cash provided
      by operating activities:
         Provision for loan losses                                    --              150
         Net amortization of deferred loan fees                      (49)              34
         Depreciation of premises and equipment                      277              273
         Net (increase) decrease in trading securities            (2,784)           5,168
         Provision for deferred income taxes                          --              223
         Proceeds from sale of loans held for sale                 7,827           14,242
         Gain on sale of foreclosed real estate                       (6)            (233)
         Gain on sale of loans                                      (112)             (43)
         Unrealized (gain) loss on loans held for sale              (150)             276
         (Increase) decrease in accrued interest receivable         (248)              80
         Decrease (increase) in other assets                         711             (233)
         Decrease in accrued interest payable                        (76)            (117)
         Increase in current income tax liability                    815               --
         Increase in other liabilities and due to bank             1,689              127
                                                                --------         --------

             Net cash provided by operating activities             9,190           20,525
                                                                --------         --------

Cash flows from investing activities:
    Purchase of available-for-sale securities                     (2,988)              --
    Proceeds from maturities of available-for-sale securities         --           10,019
    Principal repayments on available-for-sale securities          1,118            1,137
    Principal repayments on held-to-maturity securities            1,330            1,818
    Net increase in loans receivable                             (15,331)         (23,134)
    Proceeds from sales of foreclosed real estate                    138              970
    Payments capitalized to foreclosed real estate                    --              (78)
    Net purchase of premises and equipment                          (184)            (113)
                                                                --------         --------

             Net cash used in investing activities               (15,917)          (9,381)
                                                                --------         --------

Cash flows from financing activities:
    Net decrease in demand, savings and NOW deposits                (926)            (944)
    Net (decrease) increase in time deposits                      (4,652)          14,763
    Net proceeds from the sale of common stock                        36               --
    Net proceeds from (repayments of) Federal Home Loan
         Bank advances                                             6,000          (10,000)
    Net increase in advance payments by borrowers for taxes
         and insurance                                             1,763            1,416
                                                                --------         --------

             Net cash provided by financing activities             2,221            5,235
                                                                --------         --------

Net (decrease) increase in cash and cash equivalents              (4,506)          16,379

Cash and cash equivalents at beginning of period                  17,965           10,426
                                                                --------         --------

Cash and cash equivalents at end of period                      $ 13,459           26,805
                                                                ========         ========

                                                                     (continued)

                          F.F.O. FINANCIAL GROUP, INC.

                             (DOLLARS IN THOUSANDS)


                                                                               SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                            ------------------------
                                                                               1997           1996
                                                                               ----           ----
                                                                                   (UNAUDITED)
Supplemental disclosures of cash flow information:
  Cash paid (refunds received) during the period for:
       Income taxes                                                         $      --          (223)
                                                                            =========        ======

       Interest                                                             $   6,431         6,199
                                                                            =========        ======

Noncash investing and financing activities:

       Transfers of loans to foreclosed real estate                         $     984           292
                                                                            =========        ======

       Loans originated on sales of foreclosed real estate                  $      --         2,350
                                                                            =========        ======








See Notes to Condensed Consolidated Financial Statements.

                          F.F.O. FINANCIAL GROUP, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL. In the opinion of the management of F.F.O. Financial Group, Inc. (the "Company" or "F.F.O."), the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at June 30, 1997, and the results of operations for the three-month and six-month periods ended June 30, 1997 and 1996 and cash flows for the six-month periods ended June 30, 1997 and 1996. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the six months ended June 30, 1997, are not necessarily indicative of the operating results to be anticipated for the full year.

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

3. LOAN IMPAIRMENT AND LOSSES. The following summarizes the amounts of impaired loans, as defined by Statements of Financial Accounting Standards No. 114 and 118 ("SFAS No. 114 and 118"), all of which were collateral-dependent, at June 30, 1997 and December 31, 1996, and the average net investment in impaired loans and interest income recognized and received on impaired loans during the six-month periods ended June 30, 1997 and 1996 (dollars in thousands):

                                                                        JUNE 30,   DECEMBER 31,
                                                                        --------   ------------
                                                                          1997        1996
                                                                          ----        ----
                                                                       (UNAUDITED)
             Loans identified as impaired:
                  Gross loans with related allowance for loan
                      losses recorded                                     $ 7,680      8,256
                  Less: Allowances on these loans                          (1,694)    (1,766)
                                                                          -------    -------

             Net investment in impaired loans                             $ 5,986      6,490
                                                                          =======    =======

                                                                     (continued)

                          F.F.O. FINANCIAL GROUP, INC.

                                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                     JUNE 30,                   JUNE 30,
                                                               -------------------        ------------------
                                                                1997          1996         1997         1996
                                                                ----          ----         ----         ----
                                                                   (UNAUDITED)               (UNAUDITED)
         Average investment in impaired loans                  $6,063        6,407        6,238        5,552
                                                               ======        =====        =====        =====

         Interest income recognized on impaired loans          $  177          121          306          239
                                                               ======        =====        =====        =====

         Interest income received on impaired loans            $  177          121          306          239
                                                               ======        =====        =====        =====

     An analysis of the change in the allowance for loan losses was as follows
         (dollars in thousands):

                                                    THREE MONTHS ENDED     SIX MONTHS ENDED
                                                          JUNE 30,             JUNE 30,
                                                    ------------------    ------------------
                                                      1997       1996       1997       1996
                                                      ----       ----       ----       ----
                                                        (UNAUDITED)          (UNAUDITED)
             Beginning balance                      $ 5,579      5,210      5,613      5,138
             Provision for loan losses                   --         --         --        150
             Loans charged-off, net of recoveries        (6)       (79)       (40)      (157)
                                                    -------    -------    -------    -------

             Ending balance                         $ 5,573      5,131      5,573      5,131
                                                    =======    =======    =======    =======

4. FORECLOSED REAL ESTATE. Activity in the allowance for losses on foreclosed real estate was as follows (dollars in thousands):

                                          THREE MONTHS ENDED   SIX MONTHS ENDED
                                                JUNE 30,            JUNE 30,
                                          ------------------   ----------------
                                             1997     1996      1997     1996
                                             ----     ----      ----     ----
                                              (UNAUDITED)         (UNAUDITED)
             Beginning balance              $  163    1,175       158    1,124
             Net recoveries (charge-offs)       94       (7)       99       44
                                            ------   ------    ------   ------

             Ending balance                 $  257    1,168       257    1,168
                                            ======   ======    ======   ======

                                                                     (continued)

                          F.F.O. FINANCIAL GROUP, INC.


5. IMPACT OF NEW ACCOUNTING STANDARDS. In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). That Statement provides accounting and reporting standards for transfers and servicing of financial assets as well as extinguishments of liabilities. The Statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The adoption of SFAS No. 125 had no significant effect on the Company's financial position at June 30, 1997 or results of operations for the six months then ended.

6. FUTURE ACCOUNTING REQUIREMENTS. The FASB has issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). This Statement specifies the computation, presentation and disclosure requirements for income per share for entities with publicly-held common stock. SFAS 128 is effective for both interim and annual periods ending after December 15, 1997 and upon adoption, all prior period income per share data presented will be restated to conform with SFAS 128.

7. PENDING MERGER. On April 14, 1997, the Company executed a definitive agreement to merge with Republic Bancshares, Inc. ("Republic"). Under the terms of the definitive agreement, Republic will exchange shares of its common stock for all of the outstanding shares of F.F.O.'s common stock at an exchange ratio of .29 share of Republic common stock for each share of F.F.O. common stock. The exchange ratio may be adjusted for decreases in Republic's stock price, but in no event will the exchange ratio exceed .30 share of Republic common stock for each share of F.F.O. common stock. F.F.O. has the right to terminate the transaction if Republic's stock price is less than $13.50 shortly before closing. Outstanding options for F.F.O.'s common stock will be converted into options for Republic common stock on the same terms. The transaction is expected to be completed in 1997, and is to be accounted for as a corporate reorganization under which the controlling shareholder's interest in F.F.O. will be carried forward at its historical cost while the minority interest in F.F.O. will be recorded at fair value. On July 3, 1997, Republic announced that it had received all required regulatory approvals from the Federal Deposit Insurance Corporation, the Florida Department of Banking and the Federal Reserve to proceed with the proposed merger. The proposed merger remains subject to the approval by the respective shareholders of both F.F.O. and Republic.

                          F.F.O. FINANCIAL GROUP, INC.

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Hacker, Johnson, Cohen & Grieb, the Company's independent certified public accountants, have made a limited review of the financial data as of June 30, 1997, and for the three-month and six-month periods ended June 30, 1997 and 1996 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report, furnished pursuant to Article 10 of Regulation S-X, is included herein.

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Audit Committee of the Board of Directors
F.F.O. Financial Group, Inc.
St. Cloud, Florida:

         We have reviewed the condensed consolidated balance sheet of F.F.O. Financial Group, Inc. and Subsidiaries (the "Company") as of June 30, 1997, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 1997 and 1996, the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1997 and 1996, and the condensed consolidated statement of stockholders' equity for the six-month period ended June 30, 1997. These financial statements are the responsibility of the Company's management.

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






HACKER, JOHNSON, COHEN & GRIEB PA
Orlando, Florida
July 18, 1997

                          F.F.O. FINANCIAL GROUP, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

F.F.O. Financial Group, Inc. (the "Holding Company" or "F.F.O.") was incorporated in the State of Florida on June 6, 1988. On October 20, 1988, the Holding Company became the unitary savings and loan holding company for First Federal Savings and Loan Association of Osceola County (the "Association") (together, the "Company"). The Holding Company's operations are limited to ownership of its subsidiary.

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

The Association has one wholly-owned subsidiary, Gulf American Financial Corporation, which is currently inactive. As previously reported, on April 14, 1997 the Company executed a definitive agreement to merge with Republic Bancshares, Inc. ("Republic"). Under the terms of the definitive agreement, Republic will exchange shares of its common stock for all of the outstanding shares of F.F.O.'s common stock at an exchange rate of .29 share of Republic common stock for each share of F.F.O. common stock, subject to adjustment with certain limitations. The transaction is expected to be completed in 1997 subject to approval by the respective shareholders of F.F.O. and Republic.

                COMPARISON OF JUNE 30, 1997 AND DECEMBER 31, 1996

LIQUIDITY

The Company's primary sources of cash are from principal repayments on loans and securities, proceeds from sales of loans and proceeds from Federal Home Loan Bank advances. During the six-month period ended June 30, 1997, proceeds from loan sales were $7.8 million, proceeds from principal repayments on securities were $2.4 million and proceeds from Federal Home Loan Bank advances were $41.0 million. Cash was used primarily to fund net loan disbursements of $15.3 million, repay Federal Home Loan Bank advances of $35.0 million, fund net deposit outflows of $5.6 million and purchase securities of $3.0 million. At June 30, 1997, the Company had approved commitments to fund $16.1 million of the undisbursed portion of existing first mortgage loans, and to originate real estate loans of $2.9 million. It is expected that these commitments will be funded from the sources described above.

The Association is required under federal regulations to maintain specified levels of liquid assets, which include qualifying types of U.S. government and federal agency securities, cash and other investments. Current regulations require the Association to maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposits plus short-term borrowings during the preceding calendar month; short-term liquid assets must consist of not less than 1% of that amount. These levels are established by the Office of Thrift Supervision ("OTS") and are adjusted periodically to reflect current conditions. The Association has generally maintained liquidity in excess of required levels. The Association's average daily liquidity ratio was 5.2% and its short-term liquidity ratio was 3.8% at June 30, 1997.

                                                                     (continued)

                          F.F.O. FINANCIAL GROUP, INC.


REGULATORY MATTERS

The Association is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined). Management believes, as of June 30, 1997, that the Association meets all capital adequacy requirements to which it is subject.

As of June 30, 1997, the most recent notification from the OTS categorized the Association as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Association must maintain minimum tangible, Tier I (core), Tier I (risk-based) and total risk-based capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Association's category.

                          F.F.O. FINANCIAL GROUP, INC.

The Association's actual capital amounts and ratios at June 30, 1997 were as follows (dollars in thousands):

                                                                                                         TO BE WELL
                                                                              MINIMUM                   CAPITALIZED
                                                                             FOR CAPITAL                 FOR PROMPT
                                                                              ADEQUACY               CORRECTIVE ACTION
                                                   ACTUAL                     PURPOSES                   PROVISIONS
                                             ------------------           ------------------         ------------------
                                             RATIO       AMOUNT           RATIO       AMOUNT         RATIO       AMOUNT
                                             -----       ------           -----       ------         -----       ------
         Stockholders' equity, and
             ratio to total assets            6.7%      $ 21,651
         Less:  Nonincludable portion
                  of deferred tax asset
                  and mortgage
                  servicing rights                        (1,444)
                 Unrealized appreciation
                  on securities available
                  for sale                                  (120)
                                                        --------

         Tangible capital, and ratio
             to adjusted total assets         6.2%      $ 20,087          1.5%       $ 4,824
                                                        ========                     =======

         Tier 1 (core) capital, and
             ratio to adjusted total
             assets                           6.2%      $ 20,087          3.0%       $ 9,648          5.0%       $16,080
                                                        ========                     =======                     =======

         Tier 1 capital, and ratio
             to risk-weighted assets         11.4%        20,087          4.0%       $ 7,076          6.0%       $10,614
                                                                                     =======                     =======

         Tier 2 capital (excess allowance
             for loan losses)                              2,243
                                                        ========
         Total risk-based capital,
             and ratio to risk-
             weighted assets                 12.6%      $ 22,330          8.0%       $14,153         10.0%       $17,691
                                                        ========                     =======                     =======

         Total assets                                   $323,204
                                                        ========

         Adjusted total assets                          $321,640
                                                        ========

         Risk-weighted assets                           $176,907
                                                        ========

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

Pursuant to applicable regulations, the OTS and the FDIC have the authority to require the Association to increase its valuation allowances if either agency determines that the allowances are inadequate. The estimation of appropriate levels of loan loss allowances is a process that involves a high degree of subjectivity, and the regulatory authorities may arrive at conclusions that differ from management's regarding allowance levels. The OTS last performed an examination of the Association as of December 31, 1996. The examination was part of the OTS' routine supervision of the Association and included evaluations of the Association's loan and foreclosed real estate loss allowances. Based upon the results of the OTS examination, management believes the Association's policies and procedures for determination of loan and foreclosed real estate loss allowances are generally consistent with those used by the OTS in determining the adequacy of the loss allowances maintained by thrift institutions. However, there is no assurance that the OTS will concur with this assessment in future examinations.

The following table sets forth the Company's classified assets (dollars in thousands):

                                                    AT JUNE 30,       AT DECEMBER 31,
                                                    -----------       ---------------
             CLASSIFICATION OF ASSETS                  1997                 1996
             ------------------------                  ----                 ----
             Substandard                              $6,877               6,747
             Doubtful                                    488                 145
             Loss                                        800                 800
                                                      ------               -----

                  Total classified assets             $8,165               7,692
                                                      ======               =====

                                                                     (continued)

                          F.F.O. FINANCIAL GROUP, INC.


The Company had nonperforming assets as follows (dollars in thousands):


                                                     AT JUNE 30,    AT DECEMBER 31,
                                                     -----------    ---------------
                                                         1997             1996
                                                         ----             ----
         Nonaccrual loans                              $ 4,109            4,058
         Troubled debt restructured                      4,847            4,862
         Foreclosed real estate                          1,894              957
                                                       -------          -------

             Total nonperforming assets                $10,850            9,877
                                                       =======          =======

         Nonperforming assets to total assets             3.36%            3.12%
                                                       =======          =======

         Allowance for loan losses                       5,573            5,613
         Allowance for foreclosed real estate losses       257              158
                                                       -------          -------

             Total allowance for losses                $ 5,830            5,771
                                                       =======          =======

                          F.F.O. FINANCIAL GROUP, INC.

                       COMPARISON OF RESULTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996


GENERAL

Net income for the six-month period ended June 30, 1997 was $1.3 million compared to $578,000 for the 1996 period. The increase in net income for the 1997 period was primarily attributable to an increase of $951,000 in interest income and an increase in noninterest income of $523,000.

The following table shows selected ratios for the periods ended or at the dates indicated:


                                                            SIX MONTHS                       SIX MONTHS
                                                              ENDED        YEAR ENDED           ENDED
                                                             JUNE 30,      DECEMBER 31,        JUNE 30,
                                                               1997            1996             1996
                                                            ----------     ------------      ----------
      Average equity as a percentage of
        average assets                                         7.10%           6.57%            6.42%

      Equity to assets at end of period                        6.73%           6.40%            6.22%

      Return on average assets                                  .82%            .54%             .39%

      Return on average equity                                11.57%           8.18%            6.06%

      Noninterest expenses to average assets                   3.00%           3.08%            3.08%

      Nonperforming assets to total assets at
        end of period                                          3.36%           3.12%            3.21%

The following table shows weighted average interest rates at the dates indicated:

                                                           AT                AT                   AT
                                                        JUNE 30,        DECEMBER 31,           JUNE 30,
                                                          1997              1996                 1996
                                                        --------        ------------           --------
        Interest-earning assets:
           Loans                                          8.33%             8.15%                8.19%
           Securities                                     6.45%             6.35%                6.71%
           Other interest-earning assets                  6.18%             6.70%                5.34%

             Total interest-earning assets                7.85%             7.72%                7.62%

        Interest-bearing liabilities:
           Deposits                                       4.44%             4.57%                4.29%
           Borrowed funds                                 6.48%             6.95%                5.60%

             Total interest-bearing liabilities           4.53%             4.63%                4.38%

        Interest-rate spread                              3.32%             3.09%                3.24%

                                                                     (continued)

                           F.F.O FINANCIAL GROUP, INC.

The following table sets forth, for the periods indicated, information regarding
(i) the average balance of the Company's interest-earning assets and interest-bearing liabilities; (ii) the total dollar amount of interest and dividend income from interest-earning assets and the resultant average yields;
(iii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iv) net interest/dividend income;
(v) interest-rate spread; and (vi) net interest margin.

                                                                        THREE MONTHS ENDED JUNE 30,
                                                 ----------------------------------------------------------------------
                                                                 1997                                 1996
                                                 ---------------------------------     --------------------------------
                                                                          AVERAGE                               AVERAGE
                                                  AVERAGE     INTEREST/    YIELD/       AVERAGE     INTEREST/    YIELD/
                                                  BALANCE     DIVIDENDS     RATE        BALANCE     DIVIDENDS     RATE
                                                 --------     ---------   -------      --------     ---------   -------
                                                                          (DOLLARS IN THOUSANDS)
Interest-earning assets:
    Loans(1)                                     $222,343       4,752       8.55%      $191,114       4,072      8.52%
    Securities                                     73,281       1,167       6.37%        81,179       1,247      6.14%
    Other interest-earning assets                   3,403          89      10.46%         4,630          79      6.83%
                                                 --------      ------                  --------      ------

         Total interest-earning assets            299,027       6,008       8.04%       276,923       5,398      7.80%
                                                               ------                                ------

Noninterest-earning assets                         16,710                                17,234
                                                 --------                              --------

         Total assets                            $315,737                              $294,157
                                                 ========                              ========

Interest-bearing liabilities:
    Deposits                                      284,507       3,098       4.36%       267,113       2,906      4.35%
    Borrowed funds                                  5,736          84       5.86%         2,747          36      5.24%
                                                 --------      ------                  --------      ------

         Total interest-bearing liabilities       290,243       3,182       4.39%       269,860       2,942      4.36%
                                                               ------                                ------

Noninterest-bearing liabilities                     3,751                                 5,834
Stockholders' equity                               21,743                                18,463
                                                 --------                              --------

         Total liabilities and
             stockholders' equity                $315,737                              $294,157
                                                 ========                              ========

Net interest/dividend income                                   $2,826                                $2,456
                                                               ======                                ======

Interest-rate spread(2)                                                     3.65%                                3.44%
                                                                            ====                                 ====


Net average interest-earning assets, net
    interest margin(3)                           $  8,784                   3.78%      $  7,063                  3.55%
                                                 ========                   ====       ========                  ====


Ratio of average interest-earning assets to
    average interest-bearing liabilities             1.03                                  1.03
                                                 ========                              ========


(1)  Includes nonaccrual loans.
(2) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin is net interest income divided by average interest-earning assets.

                           F.F.O FINANCIAL GROUP, INC.

The following table sets forth, for the periods indicated, information regarding
(i) the average balance of the Company's interest earning assets and interest-bearing liabilities; (ii) the total dollar amount of interest and dividend income from interest-earning assets and the resultant average yields;
(iii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iv) net interest/dividend income;
(v) interest-rate spread; and (vi) net interest margin.

                                                                     SIX MONTHS ENDED JUNE 30,
                                                -------------------------------------------------------------------
                                                                1997                             1996
                                                ---------------------------------   -------------------------------
                                                                          AVERAGE                           AVERAGE
                                                 AVERAGE      INTEREST/    YIELD/    AVERAGE    INTEREST/    YIELD/
                                                 BALANCE      DIVIDENDS    RATE      BALANCE    DIVIDENDS    RATE
                                                --------      ---------   -------   --------    ---------   -------
                                                                        (DOLLARS IN THOUSANDS)
Interest-earning assets:
    Loans(1)                                    $221,194        9,343      8.45%    $188,662      8,090      8.58%
    Securities                                    72,394        2,292      6.33%      82,195      2,601      6.33%
    Other interest-earning assets                  4,423          180      8.14%       4,973        173      6.96%
                                                --------       ------               --------     ------

         Total interest-earning assets           298,011       11,815      7.93%     275,830     10,864      7.88%
                                                               ------                            ------

Noninterest-earning assets                        17,586                              21,167
                                                --------                            --------

         Total assets                           $315,597                            $296,997
                                                ========                            ========

Interest-bearing liabilities:
    Deposits                                     286,743        6,261      4.37%     263,201      5,803      4.41%
    Borrowed funds                                 3,240           94      5.80%       9,923        279      5.62%
                                                --------       ------               --------     ------

         Total interest-bearing liabilities      289,983        6,355      4.38%     273,124      6,082      4.45%
                                                               ------                            ------      ----

Noninterest-bearing liabilities                    3,216                               5,091
Stockholders' equity                              22,398                              18,782
                                                --------                            --------

         Total liabilities and
             stockholders' equity               $315,597                            $296,997
                                                ========                            ========

Net interest/dividend income                                   $5,460                            $4,782
                                                               ======                            ======

Interest-rate spread(2)                                                    3.55%                             3.43%
                                                                           ====                              ====

Net average interest-earning assets, net
    interest margin(3)                          $  8,028                   3.66%    $  2,706                 3.47%
                                                ========                   ====     ========                 ====

Ratio of average interest-earning assets to
    average interest-bearing liabilities            1.03                                1.01
                                                ========                            ========



(1)  Includes nonaccrual loans.
(2) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin is net interest income divided by average interest-earning assets.

                          F.F.O. FINANCIAL GROUP, INC.

         COMPARISON OF THREE-MONTH PERIODS ENDED JUNE 30, 1997 AND 1996

INTEREST INCOME

For the three months ended June 30, 1997, total interest income was $6.0 million, an increase of $610,000 from the same period in 1996, due primarily to a $680,000 increase in interest income on loans, partially offset by a decrease of $80,000 in interest income on securities. The increase in interest income on loans was primarily the result of a $31.2 million increase in average loans outstanding from $191.1 million for the three-month period ended June 30, 1996 to $222.3 million for the comparable period in 1997, and an increase in the average yield earned from 8.52% in 1996 to 8.55% in 1997. The decrease in interest income on securities was due to a $7.9 million decrease in the average balance of securities outstanding, partially offset by an increase in the average yield earned from 6.14% in 1996 to 6.37% in 1997.

INTEREST EXPENSE

Total interest expense for the three months ended June 30, 1997 was $3.2 million, an increase of $240,000 from the same period in 1996. Interest expense on deposits increased from $2.9 million in the second quarter of 1996 to $3.1 million in the second quarter of 1997. The increase was primarily due to an increase of $17.4 million in the average deposits outstanding during the 1997 period. Interest expense on borrowed funds increased $48,000 compared to the 1996 period. The increase was primarily due to a $3.0 million increase in the average borrowed funds outstanding during the 1997 period.

PROVISION FOR LOAN LOSSES

The Company did not record a provision for loan losses for the three months ended June 30, 1997 and 1996. Management of the Company monitors the loan portfolio on a regular basis and evaluates the adequacy of the allowance for loan losses. Management believes that the allowance as of June 30, 1997 is adequate based on facts and circumstances known to it.

NONINTEREST INCOME

Noninterest income for the three-month period ended June 30, 1997 increased $226,000, compared to the same period in 1996, primarily due to an increase in net trading account profit of $218,000 and an unrealized gain on loans held for sale of $66,000 during the 1997 period compared to an unrealized loss of $165,000 during the 1996 period. Those increases were partially offset by a decrease of $308,000 in other noninterest income due primarily to a refund of $312,000 related to a 1983 housing bond program recorded during the 1996 period.

NONINTEREST EXPENSES

Total noninterest expenses increased by $255,000 for the three-month period ended June 30, 1997, compared to the same period in 1996. This increase was primarily due to a loss of $19,000 on real estate operations in the second quarter of 1997 compared to a gain of $243,000 in the same quarter of 1996 and an increase of $96,000 in data processing expense related to software conversion costs incurred in anticipation of the closing of the pending Republic merger transaction. The increase was partially offset by a decrease of $112,000 in deposit insurance premium as a result of a decrease in the assessment rate paid on deposits from 29.0 cents per $100 in 1996 to 6.5 cents per $100 in 1997.

INCOME TAXES

The income tax provision for the three months ended June 30, 1997 was $464,000 (an effective rate of 39.6%) compared to $310,000 (an effective rate of 37.3%) for the 1996 period.

                          F.F.O. FINANCIAL GROUP, INC.

          COMPARISON OF SIX-MONTH PERIODS ENDED JUNE 30, 1997 AND 1996

INTEREST INCOME

For the six months ended June 30, 1997, total interest income was $11.8 million, an increase of $951,000 from the same period in 1996, due primarily to a $1.3 million increase in interest income on loans, partially offset by a decrease of $309,000 in interest income on securities. The increase in interest income on loans was primarily the result of a $32.5 million increase in average loans outstanding from $188.7 million for the six-month period ended June 30, 1996 to $221.2 million for the comparable period in 1997, partially offset by a decrease in average yield earned from 8.58% in 1996 to 8.45% in 1997. The decrease in interest income on securities was due to a $9.8 million decrease in the average balance of securities outstanding during the 1997 period.

INTEREST EXPENSE

Total interest expense for the six months ended June 30, 1997 was $6.4 million, an increase of $273,000 from the same period in 1996. Interest expense on deposits increased from $5.8 million in the 1996 period to $6.3 million for the six months ended June 30, 1997. The increase was due to an increase of $23.5 million in the average balance of deposits outstanding during 1997, partially offset by a decrease in the average rate paid on deposits from 4.41% in 1996 to 4.37% in 1997. Interest expense on borrowed funds decreased $185,000 compared to the 1996 period, primarily due to the $6.7 million decrease in average borrowed funds from $9.9 million during 1996 to $3.2 million during 1997.

PROVISION FOR LOAN LOSSES

The Company did not record a provision for loan losses for the six months ended June 30, 1997, compared to $150,000 for the comparable period in 1996. Management of the Company monitors the loan portfolio on a regular basis and evaluates the adequacy of the allowance for loan losses. Management believes that the allowance as of June 30, 1997 is adequate based on facts and circumstances known it.

NONINTEREST INCOME

Noninterest income for the six-month period ended June 30, 1997 increased $523,000, compared to the same period in 1996, primarily due to an unrealized gain on loans held for sale of $150,000 during the 1997 period compared to a $276,000 unrealized loss during the 1996 period and a decrease in net trading account losses of $258,000. Those increases were partially offset by a decrease of $282,000 in other noninterest income, which was primarily due to a $312,000 refund related to a 1983 housing bond program recorded in 1996.

NONINTEREST EXPENSES

Total noninterest expenses increased by $161,000 for the six-month period ended June 30, 1997, compared to the same period in 1996. That increase was due primarily to a gain on real estate operations of $210,000 during the six months ended June 30, 1996 compared to a loss of $53,000 during the 1997 period and an increase of $124,000 in data processing expense related to software conversion costs incurred in anticipation of the closing of the pending Republic merger transaction. Those increases were partially offset by a decrease of $222,000 in deposit insurance premiums as a result of the decrease in the assessment rate paid on deposits from 29.0 cents per $100 in 1996 to 6.5 cents per $100 in 1997.

INCOME TAXES

The income tax provision for the six months ended June 30, 1997 was $815,000 (an effective rate of 38.6%) compared to $343,000 (an effective rate of 37.2%) for the 1996 period.

                          F.F.O. FINANCIAL GROUP, INC.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         The Company is not engaged in any legal proceedings of a material nature at the present time. From time to time, it is a party to legal proceedings in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders ("Annual Meeting") of F.F.O. Financial Group, Inc. was held on April 23, 1997, to consider the election of two directors, each for a term of three years and the ratification of the appointment of the Company's independent auditors for the year ending December 31, 1997. At the Annual Meeting, incumbent directors William R. Hough and Alfred T. May were reelected.

         At the Annual Meeting, 6,359,213 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

         PROPOSAL I.

         The election of two directors, each for a term of three years:

                                                                         ABSTENTIONS
                                                                          AND BROKER
                                       FOR         WITHHELD     AGAINST    NONVOTES
                                       ---         --------     -------    --------
         William R. Hough           6,354,066        5,147          --          --
                                    =========        =====       =====       =====

         Alfred T. May              6,354,066        5,147          --          --
                                    =========        =====       =====       =====

         PROPOSAL II:

         To ratify the appointment of the Company's independent auditors for the year ending December 31, 1997:

                                                                         ABSTENTIONS
                                                                          AND BROKER
                                       FOR         WITHHELD     AGAINST    NONVOTES
                                       ---         --------     -------    --------
                                    6,355,808           --       1,030       2,375
                                    =========        =====       =====       =====

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a.   Exhibit 27 Financial Data Schedule (for SEC use only).

    b.   No reports on Form 8-K were filed by the Company during the quarter.

                          F.F.O. FINANCIAL GROUP, INC.

                           PART II. OTHER INFORMATION




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    F.F.O. FINANCIAL GROUP, INC.
                                    (Registrant)



Date: August 13, 1997               By:   /s/James B. Davis
     -------------------------            --------------------------------------
                                          James B. Davis, President and Chief
                                             Executive Officer



Date: August 13, 1997               By:   /s/Phyllis A. Elam
     -------------------------            --------------------------------------
                                          Phyllis A. Elam, Senior Vice President
                                             and Chief Financial Officer